Form 10-Q
period 1995-06-30
DYCO 1978 OIL & GAS PROGRAMS/OLD/; DYCO OIL & GAS PROGRAM 1978-2 LIMITED PARTNERSHIP
filed 1995-08-11
CIK 215718, 806572

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549



                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended              Commission File Number
         June 30, 1995                    2-59769-03 (1978-1)
                                          2-59769-04 (1978-2)


                    DYCO 1978 OIL AND GAS PROGRAMS
                      (TWO LIMITED PARTNERSHIPS)
         (Exact Name of Registrant as specified in its charter)


                                            41-1343930 (1978-1)
            Minnesota                       41-1343935 (1978-2)
     (State or other jurisdiction     (I.R.S. Employer Identification
   of incorporation or organization)               Number)




          Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
          ------------------------------------------------------------
            (Address of principal executive offices)        (Zip Code)



                       (918) 583-1791
             ---------------------------------------------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X   No
                              -----          -----

                              PART I.  FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

                    DYCO OIL AND GAS PROGRAM 1978-1 LIMITED PARTNERSHIP
                                      BALANCE SHEETS
                                        (Unaudited)

                                          ASSETS
                                                         June 30, December 31,
                                                          1995        1994
                                                       ---------- ------------

          CURRENT ASSETS:
             Cash and cash equivalents  . . . . . .    $ 54,985      $ 35,769
             Accrued oil and gas sales, including
               $21,286 and $22,230 due from
               related parties (Note 2) . . . . . .      22,317        26,596
                                                       --------      --------
                Total current assets  . . . . . . .    $ 77,302      $ 62,365

          NET OIL AND GAS PROPERTIES, utilizing
             the full cost method . . . . . . . . .     244,941       259,917

          DEFERRED CHARGE . . . . . . . . . . . . .      43,290        43,290
                                                       --------      --------
                                                       $365,533      $365,572
                                                       ========      ========

                             LIABILITIES AND PARTNERS' CAPITAL

          CURRENT LIABILITIES:
             Accounts payable . . . . . . . . . . .    $  3,309      $  2,781
                                                       --------      --------
             Total current liabilities . . . . . .     $  3,309      $  2,781

          ACCRUED LIABILITY . . . . . . . . . . . .       22,425       22,425

          CONTINGENCIES (Note 3)

          PARTNERS' CAPITAL:
             General Partner, issued and outstanding,
               24 units . . . . . . . . . . . . . .       3,398         3,404
             Limited Partners, issued and outstanding,
               2,400 units  . . . . . . . . . . . .     336,401       336,962
                                                       --------      --------
                Total Partners' capital . . . . . .    $339,799      $340,366
                                                       --------      --------
                                                       $365,533      $365,572
                                                       ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1978-1 LIMITED PARTNERSHIP
                                 STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                                        (Unaudited)

                                                          1995         1994
                                                       ----------    ---------

          REVENUES:
             Oil and gas sales, including
               $24,972 and $41,162 of sales
               to related parties (Note 2)  . . . .      $33,576      $60,588
             Interest . . . . . . . . . . . . . . .          520          493
                                                         -------      -------
                                                         $34,096      $61,081
                                                         -------      -------
          COSTS AND EXPENSES:
             Oil and gas production . . . . . . . .      $13,197      $20,474
             Depreciation, depletion, and amortization of
               oil and gas properties . . . . . . .       12,246       22,341
             General and administrative (Note 2)  .        8,906        7,042
                                                         -------      -------
                                                         $34,349      $49,857
                                                         -------      -------

          NET (LOSS) INCOME . . . . . . . . . . . .     ($   253)     $11,224
                                                         =======      =======
          GENERAL PARTNER (1%) - net (loss) income      ($     3)     $   112
                                                         =======      =======
          LIMITED PARTNERS (99%) - net (loss) income                 ($   250)
          $11,112
                                                         =======      =======
          NET INCOME PER UNIT . . . . . . . . . . .      $   -        $     5
                                                         =======      =======
          UNITS OUTSTANDING . . . . . . . . . . . .        2,424        2,424
                                                         =======      =======











               The accompanying condensed notes are an
             integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1978-1 LIMITED PARTNERSHIP
                                 STATEMENTS OF OPERATIONS
                      FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                        (Unaudited)

                                                          1995         1994
                                                       ----------    ---------

          REVENUES:
             Oil and gas sales, including
               $52,263 and $122,020 of sales
               to related parties (Note 2)  . . . .      $65,864     $154,686
             Interest . . . . . . . . . . . . . . .          933        1,057
                                                         -------     --------
                                                         $66,797     $155,743
                                                         -------     --------
          COSTS AND EXPENSES:
             Oil and gas production . . . . . . . .      $25,368     $ 38,183
             Depreciation, depletion, and amortization of
               oil and gas properties . . . . . . .       23,290       46,539
             General and administrative (Note 2)  .       18,706       16,312
                                                         -------     --------
                                                         $67,364     $101,034
                                                         -------     --------

          NET (LOSS) INCOME . . . . . . . . . . . .     ($   567)    $ 54,709
                                                         =======     ========
          GENERAL PARTNER (1%) - net (loss) income      ($     6)    $    547
                                                         =======     ========
          LIMITED PARTNERS (99%) - net (loss) income    ($   561)    $ 54,162
                                                         =======     ========
          NET INCOME PER UNIT . . . . . . . . . . .      $   -       $     23
                                                         =======     ========
          UNITS OUTSTANDING . . . . . . . . . . . .        2,424        2,424
                                                         =======     ========











               The accompanying condensed notes are an
             integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1978-1 LIMITED PARTNERSHIP
                                 STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                        (Unaudited)

                                                          1995         1994
                                                       ----------   ----------

          CASH FLOWS FROM OPERATING ACTIVITIES:
             Net (loss) income  . . . . . . . . . .     ($   567)    $ 54,709
             Adjustments to reconcile net (loss) income
               to net cash provided (used) by operating
               activities:
               Depreciation, depletion, and amortization of
                oil and gas properties  . . . . . .       23,290       46,539
               Decrease (increase) in accrued oil
                gas sales   . . . . . . . . . . . .        4,279     (  7,770)
               Increase in accounts payable . . . .          528          552
               Decrease in related party payable  .          -      ( 171,055)
                                                         -------     --------
               Net cash provided (used) by operating
                activities  . . . . . . . . . . . .      $27,530    ($ 77,025)
                                                         -------     --------

          CASH FLOWS FROM INVESTING ACTIVITIES:
             Additions to oil and gas properties  .     ($ 8,314)   ($ 11,905)
                                                         -------     --------
               Net cash used by investing activities    ($ 8,314)   ($ 11,905)
                                                         -------     --------

          CASH FLOWS FROM FINANCING ACTIVITIES:
             Cash distributions . . . . . . . . . .      $   -      ($109,080)
                                                         -------     --------
                Net cash used by financing activities    $   -      ($109,080)
                                                         -------     --------

          NET INCREASE (DECREASE) IN CASH AND
             CASH EQUIVALENTS . . . . . . . . . . .      $19,216    ($198,010)

          CASH AND CASH EQUIVALENTS AT BEGINNING OF
          PERIOD                                          35,769      234,274
                                                         -------     --------
          CASH AND CASH EQUIVALENTS AT END OF PERIOD     $54,985     $ 36,264
                                                         =======     ========



               The accompanying condensed notes are an
             integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1978-2 LIMITED PARTNERSHIP
                                      BALANCE SHEETS
                                        (Unaudited)

                                          ASSETS

                                                        June 30,  December 31,
                                                          1995        1994
                                                       -----------------------

          CURRENT ASSETS:
             Cash and cash equivalents  . . . . . .    $ 22,663      $  7,831
             Accrued oil and gas sales, including
               $14,420 and $17,560 due from
               related parties (Note 2) . . . . . .      24,288        27,923
                                                       --------      --------
                Total current assets  . . . . . . .    $ 46,951      $ 35,754

          NET OIL AND GAS PROPERTIES, utilizing
             the full cost method . . . . . . . . .      66,976        80,941

          DEFERRED CHARGE . . . . . . . . . . . . .      10,687        10,687
                                                       --------      --------
                                                       $124,614      $127,382
                                                       ========      ========

                             LIABILITIES AND PARTNERS' CAPITAL

          CURRENT LIABILITIES:
             Accounts payable . . . . . . . . . . .    $  3,435      $  3,111
                                                       --------      --------
                Total current liabilities . . . . .    $  3,435      $  3,111

          ACCRUED LIABILITY . . . . . . . . . . . .       12,878       12,878

          CONTINGENCIES (Note 3)

          PARTNERS' CAPITAL:
             General Partner, issued and outstanding,
               16 units . . . . . . . . . . . . . .       1,083         1,114
             Limited Partners, issued and outstanding,
               1,600 units  . . . . . . . . . . . .     107,218       110,279
                                                       --------      --------
                Total Partners' capital . . . . . .    $108,301      $111,393
                                                       --------      --------
                                                       $124,614      $127,382
                                                       ========      ========



               The accompanying condensed notes are an
             integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1978-2 LIMITED PARTNERSHIP
                                 STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                                        (Unaudited)

                                                          1995          1994
                                                        ---------    ---------

          REVENUES:
             Oil and gas sales, including
               $24,989 and $39,471 of sales
               to related parties (Note 2)  . . . .      $25,198      $57,469
             Interest . . . . . . . . . . . . . . .          207           70
                                                         -------      -------
                                                         $25,405      $57,539
                                                         -------      -------
          COSTS AND EXPENSES:
             Oil and gas production . . . . . . . .      $19,681      $16,735
             Depreciation, depletion, and amortization of
               oil and gas properties . . . . . . .        6,264       14,675
             General and administrative (Note 2)  .        7,353        6,099
                                                         -------      -------
                                                         $33,298      $37,509
                                                         -------      -------

          NET (LOSS) INCOME . . . . . . . . . . . .     ($ 7,893)     $20,030
                                                         =======      =======
          GENERAL PARTNER (1%) - net (loss) income      ($    79)     $   201
                                                         =======      =======
          LIMITED PARTNERS (99%) - net (loss) income    ($ 7,814)     $19,829
                                                         =======      =======
          NET (LOSS) INCOME PER UNIT  . . . . . . .     ($     5)     $    13
                                                         =======      =======
          UNITS OUTSTANDING . . . . . . . . . . . .        1,616        1,616
                                                         =======      =======












               The accompanying condensed notes are an
             integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1978-2 LIMITED PARTNERSHIP
                                 STATEMENTS OF OPERATIONS
                      FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                        (Unaudited)

                                                          1995          1994
                                                        ---------    ---------

          REVENUES:
             Oil and gas sales, including
               $44,854 and $72,899 of sales
               to related parties (Note 2)  . . . .      $55,969     $151,696
             Interest . . . . . . . . . . . . . . .          281          325
                                                         -------     --------
                                                         $56,250     $152,021
                                                         -------     --------
          COSTS AND EXPENSES:
             Oil and gas production . . . . . . . .      $30,241     $ 38,204
             Depreciation, depletion, and amortization of
               oil and gas properties . . . . . . .       13,894       32,918
             General and administrative (Note 2)  .       15,207       13,722
                                                         -------     --------
                                                         $59,342     $ 84,844
                                                         -------     --------

          NET (LOSS) INCOME . . . . . . . . . . . .     ($ 3,092)    $ 67,177
                                                         =======     ========
          GENERAL PARTNER (1%) - net (loss) income      ($    31)    $    672
                                                         =======     ========
          LIMITED PARTNERS (99%) - net (loss) income    ($ 3,061)    $ 66,505
                                                         =======     ========
          NET (LOSS) INCOME PER UNIT  . . . . . . .     ($     2)    $     42
                                                         =======     ========
          UNITS OUTSTANDING . . . . . . . . . . . .        1,616        1,616
                                                         =======     ========












               The accompanying condensed notes are an
             integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1978-2 LIMITED PARTNERSHIP
                                 STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                        (Unaudited)

                                                           1995        1994
                                                        ---------    ---------

          CASH FLOWS FROM OPERATING ACTIVITIES:
             Net (loss) income  . . . . . . . . . .     ($ 3,092)     $67,177
             Adjustments to reconcile net (loss)
               income to net cash provided by
               operating activities:
               Depreciation, depletion, and amortiza-
                 tion of oil and gas properties  . . . .  13,894       32,918
               Decrease (increase) in accrued oil and
                gas sales . . . . . . . . . . . . .        3,635     (  6,718)
               Decrease in payable to General Partner        -       (  6,900)
               Increase in accounts payable . . . .          324          554
                                                         -------      -------
               Net cash provided by operating
                 activities                              $14,761      $87,031
                                                         -------      -------

          CASH FLOWS FROM INVESTING ACTIVITIES:
             Additions to oil and gas properties  .      $   -       ($ 2,391)
             Retirements of oil and gas properties            71          -
                                                         -------      -------

               Net cash provided (used) by investing
                activities  . . . . . . . . . . . .      $    71     ($ 2,391)
                                                         -------      -------

          CASH FLOWS FROM FINANCING ACTIVITIES:
             Cash distributions . . . . . . . . . .      $   -       ($80,800)
                                                         -------      -------
                Net cash used by financing activities    $   -       ($80,800)
                                                         -------      -------

          NET INCREASE IN CASH AND CASH EQUIVALENTS      $14,832      $ 3,840

          CASH AND CASH EQUIVALENTS AT BEGINNING OF
          PERIOD                                           7,831       24,573
                                                         -------      -------
          CASH AND CASH EQUIVALENTS AT END OF PERIOD     $22,663      $28,413
                                                         =======      =======


               The accompanying condensed notes are an
             integral part of these financial statements.

                  DYCO OIL AND GAS PROGRAM 1978-1 LIMITED PARTNERSHIP
                  DYCO OIL AND GAS PROGRAM 1978-2 LIMITED PARTNERSHIP
                        CONDENSED NOTES TO FINANCIAL STATEMENTS
                                     JUNE 30, 1995
                                      (Unaudited)

1. ACCOUNTING POLICIES
   -------------------

   The balance sheets as of June 30, 1995, statements of operations for the three and six months ended June 30, 1995 and 1994, and statements of cash flows for the six months ended June 30, 1995 and 1994 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1978-1 and 1978-2 Limited Partnerships (individually, the "1978-1 Program" or the "1978-2 Program", as the case may be, or, collectively, the
   "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1995, results of operations for the three and six months ended June 30, 1995 and 1994, and changes in cash flows for the six months ended June 30, 1995 and 1994 have been made.

   Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for the period ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

   The limited partners' net income or loss per unit is based upon each $5,000 initial capital contribution.

   OIL AND GAS PROPERTIES
   ----------------------

   Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

   The provision for depreciation, depletion, and amortization of oil and gas properties is calculated by dividing the oil and gas sales dollars during the year by the estimated future gross income from the oil and gas properties and applying the resulting rate to the net remaining costs of oil and gas properties that have been capitalized, plus estimated future development costs.

2. TRANSACTIONS WITH RELATED PARTIES
   ---------------------------------

   Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the six months ended June 30, 1995 and 1994 the 1978-1 Program incurred such expenses totaling $18,706 and $16,312, respectively, of which $12,438 and $12,438 were paid to Dyco. During the six months ended June 30, 1995 and 1994 the 1978-2 Program incurred such expenses totaling $15,207 and $13,722, respectively, of which $10,944 and $10,944 were paid to Dyco.

   Affiliates of the Programs are the operators of certain of the Programs' properties and their policy is to bill the Programs for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

   The Programs sell gas at market prices to Premier Gas Company ("Premier"), an affiliated company, and Premier may then resell such gas to third parties at market prices. During the six months ended June 30, 1995 and 1994 these sales for the 1978-1 Program totaled $52,263 and $122,020, respectively. At June 30, 1995 accrued oil and gas sales for the 1978-1 Program included $21,286 due from Premier. During the six months ended June 30, 1995 and 1994 these sales for the 1978-2 Program totaled $44,854 and $72,899, respectively. At June 30, 1995 accrued oil and gas sales for the 1978-2 Program included $14,420 due from Premier.

3. CONTINGENCIES
   -------------

   On November 12, 1993, two royalty owners filed a class action lawsuit against Dyco in which the plaintiffs alleged entitlement to a share of the proceeds of a take-or-pay settlement with a gas purchaser which involved one of the Program's wells. This lawsuit is a successor lawsuit to a suit that was filed in 1991 and dismissed in 1993 following a district court's failure to certify a class action. The lawsuit also alleged claims based on breach of contract, bad faith breach of contract, breach of an implied covenant to market, unjust enrichment, and constructive fraud and requested an accounting and a temporary restraining order. The plaintiffs have not quantified the amount of their alleged damages. The district court has certified the matter as a class action and

   Dyco has appealed the court's order. Dyco's appeal is currently pending. Dyco has also filed its answer in the mater in which it denied all of the plaintiffs' allegations. Discovery is proceeding in the matter and Dyco intends to vigorously defend the lawsuit. As of the date of these financial statements, management cannot determine the amount of any alleged damages which would be allocable to the Program.

   On March 5, 1992 Walter K. Spurlin, et al. filed a lawsuit against Dyco in which the plaintiffs alleged that Dyco, as operator of one of the Program's wells, failed to respond to their request for an accounting of production. The plaintiffs are seeking a full accounting of all production from the well and judgment for breach of contract and their alleged share of the proceeds from certain gas contract settlements. The plaintiffs have not quantified the amount of their alleged damages. Dyco has filed its answer in the matter in which it denied all of the plaintiffs' allegations and discovery is ongoing. Dyco intends to vigorously defend the lawsuit. On April 21, 1992, Dyco's motion to dismiss plaintiff's claim for tortious breach of contract was granted, thereby eliminating any punitive damages claims. As of the date of these financial statements, management cannot determine the amount of alleged damages which would be allocable to the Program.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     Net proceeds from the Programs' operations less necessary operating capital are distributed to investors on a quarterly basis. The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved or where methods are employed to permit more efficient recovery of the Programs' reserves which would result in a positive economic impact.

     The Programs' available capital from subscriptions has been spent on oil and gas drilling activities. There should not be any further material capital resource commitments in the future. The Programs' have no bank debt commitments. Cash for operational purposes will be provided by current oil and gas production.

RESULTS OF OPERATIONS
- ---------------------

     1978-1 PROGRAM

     THREE MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1994.
                                            Three months ended June 30,
                                            ---------------------------
                                                 1995       1994
                                                 ----       ----
        Oil and gas sales                      $33,576    $60,588
        Oil and gas production expenses        $13,197    $20,474
        Barrels produced                           255        336
        Mcf produced                            21,004     35,794
        Average price/Bbl                      $ 18.40    $ 13.51
        Average price/Mcf                      $  1.38    $  1.57

     As shown in the table, oil and natural gas sales decreased 44.6% for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. This decrease resulted from decreases in the volumes of oil and natural gas sold and a decrease in the average price of natural gas sold, partially offset by an increase in the average price of oil sold during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. Volumes of oil and natural gas sold decreased by 81 barrels and 14,790 Mcf, respectively, for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. The decrease in the volumes of natural gas sold was primarily the result of a significant positive prior period volume adjustment from a purchaser on a certain well during the three months ended June 30, 1994. Average natural gas prices decreased to $1.38 per Mcf for the three months ended June 30, 1995 from $1.57 per Mcf for the three months ended June 30, 1994, while average oil prices increased to $18.40 per barrel for the three months ended June 30, 1995 from $13.51 per barrel for the three months ended June 30, 1994.

     Oil  and  gas  production  expenses  (including  lease  operating expenses and production taxes) decreased $7,277 for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. This decrease was primarily a result of the decrease in the volumes of natural gas sold during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. As a percentage of oil and gas sales, these expenses increased to 39.3% for the three months ended June 30, 1995 from 33.8% for the three months ended June 30, 1994. The percentage increase was primarily a result of the decrease in the average price of natural gas sold during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994, partially offset by an increase in the average price of oil sold during the three months ended June 30, 1995 as compared to the similar period in 1994.

     Depreciation, depletion, and amortization of oil and gas properties decreased $10,095 for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. This decrease was consistent with the decreases in the volumes of oil and natural gas sold during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. As a percentage of oil and gas sales, this expense remained relatively constant at 36.5% for the three months ended June 30, 1995 compared to 36.9% for the three months ended June 30, 1994.

     General and administrative expenses increased by $1,864 for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. The dollar increase resulted primarily from an increase in the 1978-1 Program's professional fees during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. As a percentage of oil and gas sales, these expenses increased to 26.5% for the three months ended June 30, 1995 from 11.6% for the three months ended June 30, 1994. This percentage increase was primarily due to the decreases in the volumes of oil and natural gas sold and a decrease in the average price of natural gas sold during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994, partially offset by an increase in the average price of oil sold during the three months ended June 30, 1995 as compared to the similar period in 1994.

    SIX MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1994.
                                            Six months ended June 30,
                                            -------------------------
                                                 1995        1994
                                                 ----        ----
        Oil and gas sales                      $65,864     $154,686
        Oil and gas production expenses        $25,368     $ 38,183
        Barrels produced                           422          621
        Mcf produced                            45,649      100,262
        Average price/Bbl                      $ 15.34     $  14.27
        Average price/Mcf                      $  1.30     $   1.45

     As shown in the table, oil and natural gas sales decreased 57.4% for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. This decrease resulted from decreases in the volumes of oil and natural gas sold and a decrease in the average price of natural gas sold, partially offset by an increase in the average price of oil sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. Volumes of oil and natural gas sold decreased 199 barrels and 54,613 Mcf, respectively, for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. The decrease in the volumes of natural gas sold was primarily the result of significant positive prior period volume adjustments from several purchasers on certain wells during the six months ended June 30, 1994. Average natural gas prices decreased to $1.30 per Mcf for the six months ended June 30, 1995 from $1.45 per Mcf for the six months ended June 30, 1994, while average oil prices increased to $15.34 per barrel for the six months ended June 30, 1995 from $14.27 per barrel for the six months ended June 30, 1994.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $12,815 for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. This decrease was primarily a result of the decrease in the volumes of oil and natural gas sold during the six months ended June 30, 1995 compared to the six months ended June 30, 1994. As a percentage of oil and gas sales, these expenses increased to 38.5% for the six months ended June 30, 1995 from 24.7% for the six months ended June 30, 1994. This percentage increase was primarily a result of the decrease in the average price of natural gas sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994, partially offset by an increase in the average price of oil sold for the six months ended June 30, 1995 as compared to the similar period in 1994.

     Depreciation, depletion, and amortization of oil and gas properties decreased $23,249 for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. This decrease was consistent with the decreases in volumes of oil and natural gas sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. As a percentage of oil and gas sales, this expense increased to 35.4% for the six months ended June 30, 1995 from 30.1% for the six months ended

     June 30, 1994. This percentage increase was primarily due to the decrease in the average price of natural gas sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994, partially offset by an increase in the average price of oil sold during the six months ended June 30, 1995 as compared to the similar period in 1994.

     General and administrative expenses increased by $2,394 for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. This dollar increase resulted primarily from an increase in the 1978-1 Program's professional fees during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. As a percentage of oil and gas sales, these expenses increased to 28.4% for the six months ended June 30, 1995 from 10.5% for the six months ended June 30, 1994. This percentage increase was primarily due to decreases in the volumes of oil and natural gas sold and a decrease in the average price of natural gas sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994, partially offset by an increase in the average price of oil sold for the six months ended June 30, 1995 as compared to the similar period in 1994.

     1978-2 PROGRAM

     THREE MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1994.
                                            Three months ended June 30,
                                            ---------------------------
                                                1995       1994
                                                -----      -----
        Oil and gas sales                      $25,198   $ 57,469
        Oil and gas production expenses        $19,681   $ 16,735
        Barrels produced                           171      1,167
        Mcf produced                            15,761     23,085
        Average price/Bbl                      $ 18.36   $  15.42
        Average price/Mcf                      $  1.40   $   1.71

     As shown in the table, oil and natural gas sales decreased 56.2% for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. This decrease resulted from decreases in the volumes of oil and natural gas sold and a decrease in the average price of natural gas sold, partially offset by an increase in the average price of oil sold during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. Volumes of oil and natural gas sold decreased 996 barrels and 7,324 Mcf, respectively, for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. This decrease in the volumes of oil and natural gas sold resulted primarily from the shutting in of one of the 1978-2 Program's wells during a portion of the three months ended June 30, 1995 to improve future production capabilities by increasing pressure on the well. Average natural gas prices decreased to $1.40 per Mcf for the three months ended June 30, 1995 from $1.71 per Mcf for the three months ended June 30, 1994, while average oil prices increased to $18.36 per barrel for the three months ended June 30, 1995 from $15.42 per barrel for the three months ended June 30, 1994.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased slightly by $2,946 for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. This increase was primarily due to workover charges on one of the 1978-2 Program's wells during the three months ended June 30, 1995 to improve recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 78.1% for the three months ended June 30, 1995 from 29.1% for the three months ended June 30, 1994. This percentage increase was primarily due to the dollar increase in production expenses as discussed above and the decrease in the average price of natural gas sold, partially offset by an increase in the average price of oil sold for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994.

     Depreciation, depletion, and amortization of oil and gas properties decreased $8,411 for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. This decrease was consistent with the decreases in volumes of oil and natural gas sold during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. As a percentage of oil and gas sales, this expense remained relatively constant at 25.0% for the three months ended June 30, 1995 compared to 25.5% for the three months ended June 30, 1994.

     General and administrative expenses increased by $1,254 for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. This dollar increase resulted primarily from an increase in the 1978-2 Program's professional fees during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. As a percentage of oil and gas sales, these expenses increased to 29.2% for the three months ended June 30, 1995 from 10.6% for the three months ended June 30, 1994. This percentage increase was primarily due to a decrease in the volumes of oil and natural gas sold and a decrease in the average price of natural gas sold during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994, partially offset by an increase in the average price of oil sold for the three months ended June 30, 1995 as compared to the similar period in 1994.

     SIX MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1994.
                                             Six months ended June 30,
                                             -------------------------
                                               1995        1994
                                               ----        ----
        Oil and gas sales                     $55,969    $151,696
        Oil and gas production expenses       $30,241    $ 38,204
        Barrels produced                          633       2,249
        Mcf produced                           34,785      77,141
        Average price/Bbl                     $ 17.89    $  16.24
        Average price/Mcf                     $  1.28    $   1.49

     As shown in the table, oil and natural gas sales decreased 63.1% for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. This decrease resulted from decreases in the volumes of oil and natural gas sold and a decrease in the average price of natural gas sold, partially offset by an increase in the average price of oil sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. Volumes of oil and natural gas sold decreased 1,616 barrels and 42,356 Mcf, respectively, for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. This decrease was primarily the result of a significant positive prior period volume adjustment from a purchaser on a certain well during the six months ended June 30, 1994 and one of the 1978-2 Program's wells being partially shut-in during the six months ended June 30, 1995 to improve future production capabilities by increasing pressure on the well. Average natural gas prices decreased to $1.28 per Mcf for the six months ended June 30, 1995 from $1.49 per Mcf for the six months ended June 30, 1994, while average oil prices increased to $17.89 per barrel for the six months ended June 30, 1995 from $16.24 per barrel for the six months ended June 30, 1994.

     Oil  and  gas  production  expenses  (including  lease  operating expenses and production taxes) decreased $7,963 for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994, partially offset by workover charges on one of the 1978-2 Program's wells during the six months ended June 30, 1995 to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 54.0% for the six months ended June 30, 1995 from 25.2% for the six months ended June 30, 1994. This percentage increase was primarily due to the workover charges discussed above and the decrease in the average price of natural gas sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994, partially offset by an increase in the average price of oil sold for the six months ended June 30, 1995 as compared to the similar period in 1994.

     Depreciation, depletion, and amortization of oil and gas properties decreased $19,024 for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. This decrease was consistent with the decreases in volumes of oil and natural gas sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. As a percentage of oil and gas sales, this expense increased to 24.8% for the six months ended June 30, 1995 from 21.7% for the six months ended June 30, 1994. This percentage increase was primarily a result of the decrease in the average price of natural gas sold, partially offset by the increase in the average price of oil sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994.

     General and administrative expenses increased by $1,485 for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. This dollar increase resulted primarily from an increase in the 1978-2 Program's professional fees during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. As a percentage of oil and gas sales, these expenses increased to 27.2% for the six months ended June 30, 1995 from 9.0% for the six months ended June 30, 1994. This percentage increase was primarily due to a decrease in the volumes of oil and natural gas sold and a decrease in the average price of natural gas sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994, partially offset by an increase in the average price of oil sold for the six months ended June 30, 1995 as compared to the similar period in 1994.

                      PART II:  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits


          None

     (b)  Reports on Form 8-K

          None

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                DYCO OIL AND GAS PROGRAM 1978-1 LIMITED PARTNERSHIP DYCO OIL AND GAS PROGRAM 1978-2 LIMITED PARTNERSHIP

                              (Registrant)


                                  By:  DYCO PETROLEUM CORPORATION
                                       General Partner




Date:     August 7, 1995           By:   /s/Dennis R. Neill
                                      ----------------------------
                                             (Signature)
                                       Dennis R. Neill
                                       Senior Vice President



Date:     August 7, 1995           By:   /s/Patrick M. Hall
                                      ----------------------------
                                             (Signature)
                                      Patrick M. Hall
                                      Senior Vice President - Controller
                                      Principal Accounting Officer