Form 10-Q/A
period 1995-03-31
DYCO 1978 OIL & GAS PROGRAMS/OLD/; DYCO OIL & GAS PROGRAM 1978-2 LIMITED PARTNERSHIP
filed 1995-08-24
CIK 215718, 806572

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                          AMENDMENT NO. 1 TO
                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


     For the quarter ended               Commission File Number
         March 31, 1995                   2-59769-03 (1978-1)
                                          2-59769-04 (1978-2)


                    DYCO 1978 OIL AND GAS PROGRAMS
                      (TWO LIMITED PARTNERSHIPS)
         (Exact Name of Registrant as specified in its charter)


                                            41-1343930 (1978-1)
          Minnesota                         41-1343935 (1978-2)
(State or other jurisdiction         (I.R.S.  Employer Identification
of incorporation or organization)                 Number)




          Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
         -------------------------------------------------------------
            (Address of principal executive offices)        (Zip Code)



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
                                        (Unaudited)


                                          ASSETS
                                                        March 31, December 31,
                                                          1995        1994
                                                        --------- ------------

          CURRENT ASSETS:
             Cash and cash equivalents  . . . . . .    $ 52,177      $ 35,769
             Accrued oil and gas sales, including
               $16,546 and $22,230 due from
               related parties (Note 2) . . . . . .      20,755        26,596
                                                       --------      --------
                Total current assets  . . . . . . .    $ 72,932      $ 62,365

          NET OIL AND GAS PROPERTIES, utilizing
             the full cost method . . . . . . . . .     248,873       259,917

          DEFERRED CHARGE . . . . . . . . . . . . .      43,290        43,290
                                                       --------      --------
                                                       $365,095      $365,572
                                                       ========      ========

                             LIABILITIES AND PARTNERS' CAPITAL

          CURRENT LIABILITIES:
             Accounts payable . . . . . . . . . . .    $  2,618      $  2,781
                                                       --------      --------
             Total current liabilities  . . . . . .     $ 2,618      $  2,781

          ACCRUED LIABILITY . . . . . . . . . . . .      22,425       22,425

          CONTINGENCIES (Note 3)

          PARTNERS' CAPITAL:
             General Partner, issued and outstanding,
               24 units . . . . . . . . . . . . . .       3,401         3,404
             Limited Partners, issued and outstanding,
               2,400 units  . . . . . . . . . . . .     336,651       336,962
                                                       --------      --------
                Total Partners' capital . . . . . .    $340,052      $340,366
                                                       --------      --------
                                                       $365,095      $365,572
                                                       ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1978-1 LIMITED PARTNERSHIP
                                 STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                        (Unaudited)


                                                          1995         1994
                                                        ---------   ----------

          REVENUES:
             Oil and gas sales, including
               $27,291 and $80,858 of sales
               to related parties (Note 2)  . . . .      $32,288      $94,098
             Interest . . . . . . . . . . . . . . .          413          564
                                                         -------      -------
                                                         $32,701      $94,662
          COSTS AND EXPENSES:
             Oil and gas production . . . . . . . .      $12,171      $17,709
             Depreciation, depletion, and amortization of
               oil and gas properties . . . . . . .       11,044       24,198
             General and administrative (Note 2)  .        9,800        9,270
                                                         -------      -------
                                                         $33,015      $51,177
                                                         -------      -------
          NET (LOSS) INCOME . . . . . . . . . . . .     ($   314)     $43,485
                                                         =======      =======
          GENERAL PARTNER (1%) - net (loss) income      ($     3)     $   435
                                                         =======      =======
          LIMITED PARTNERS (99%) - net (loss) income    ($   311)     $43,050
                                                         =======      =======
          NET (LOSS) INCOME PER UNIT  . . . . . . .     ($   .13)     $    18
                                                         =======      =======
          UNITS OUTSTANDING . . . . . . . . . . . .        2,424        2,424
                                                         =======      =======

               The accompanying condensed notes are an
             integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1978-1 LIMITED PARTNERSHIP
                                 STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                        (Unaudited)
                                                          1995         1994
                                                       ----------  -----------

          CASH FLOWS FROM OPERATING ACTIVITIES:
             Net (loss) income  . . . . . . . . . .     ($   314)    $ 43,485
             Adjustments to reconcile net (loss)
               income to net cash provided (used) by
               operating activities:
               Depreciation, depletion, and amortiza-
                tion of oil and gas properties . . . .    11,044       24,198
               Decrease (increase) in accrued oil
                gas sales   . . . . . . . . . . . .        5,841    (  11,432)
               Decrease in accounts payable . . . .     (    163)   (     133)
               Decrease in related party payable  .          -      ( 171,055)
                                                         -------     --------
               Net cash provided (used) by operating
                activities  . . . . . . . . . . . .      $16,408    ($114,937)
                                                         -------     --------

          CASH FLOWS FROM INVESTING ACTIVITIES:
             Additions to oil and gas properties  .      $   -      ($    131)
                                                         -------     --------
               Net cash used by investing activities     $   -      ($    131)
                                                         -------     --------

          CASH FLOWS FROM FINANCING ACTIVITIES:
             Cash distributions . . . . . . . . . .      $   -      ($ 60,600)
                                                         -------     --------
                Net cash used by financing activities    $   -      ($ 60,600)
                                                         -------     --------

          NET INCREASE (DECREASE) IN CASH AND
             CASH EQUIVALENTS . . . . . . . . . . .      $16,408    ($175,668)

          CASH AND CASH EQUIVALENTS AT BEGINNING OF
          PERIOD                                          35,769      234,274
                                                         -------     --------
          CASH AND CASH EQUIVALENTS AT END OF PERIOD     $52,177    $  58,606
                                                         =======     ========

               The accompanying condensed notes are an
             integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1978-2 LIMITED PARTNERSHIP
                                      BALANCE SHEETS
                                        (Unaudited)

                                          ASSETS

                                                        March 31, December 31,
                                                          1995        1994
                                                      ------------------------

          CURRENT ASSETS:
             Cash and cash equivalents  . . . . . .    $ 27,382      $  7,831
             Accrued oil and gas sales, including
               $11,398 and $17,560 due from
               related parties (Note 2) . . . . . .      20,704        27,923
                                                       --------      --------
                Total current assets  . . . . . . .    $ 48,086      $ 35,754

          NET OIL AND GAS PROPERTIES, utilizing
             the full cost method . . . . . . . . .      73,311        80,941

          DEFERRED CHARGE . . . . . . . . . . . . .      10,687        10,687
                                                       --------      --------
                                                       $132,084      $127,382
                                                       ========      ========

                             LIABILITIES AND PARTNERS' CAPITAL

          CURRENT LIABILITIES:
             Accounts payable . . . . . . . . . . .    $  3,012      $  3,111
                                                       --------      --------
                Total current liabilities . . . . .    $  3,012      $  3,111

          ACCRUED LIABILITY . . . . . . . . . . . .      12,878       12,878

          CONTINGENCIES (Note 3)

          PARTNERS' CAPITAL:
             General Partner, issued and outstanding,
               16 units . . . . . . . . . . . . . .       1,162         1,114
             Limited Partners, issued and outstanding,
               1,600 units  . . . . . . . . . . . .     115,032       110,279
                                                       --------      --------
                Total Partners' capital . . . . . .    $116,194      $111,393
                                                       --------      --------
                                                       $132,084      $127,382
                                                       ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1978-2 LIMITED PARTNERSHIP
                                 STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                        (Unaudited)

                                                           1995         1994
                                                       ---------    ---------
          REVENUES:
             Oil and gas sales, including
               $19,865 and $33,428 of sales
               to related parties (Note 2)  . . . .      $30,771      $94,227
             Interest . . . . . . . . . . . . . . .           74          255
                                                         -------      -------
                                                         $30,845      $94,482
          COSTS AND EXPENSES:
             Oil and gas production . . . . . . . .      $10,560      $21,469
             Depreciation, depletion, and amortization
               of oil and gas properties . . . . . .       7,630       18,243
             General and administrative (Note 2)  .        7,854        7,623
                                                         -------      -------
                                                         $26,044      $47,335
                                                         -------      -------
          NET INCOME  . . . . . . . . . . . . . . .      $ 4,801      $47,147
                                                         =======      =======
          GENERAL PARTNER (1%) - net income . . . .      $    48      $   471
                                                         =======      =======
          LIMITED PARTNERS (99%) - net income . . .      $ 4,753      $46,676
                                                         =======      =======
          NET INCOME PER UNIT . . . . . . . . . . .      $     3      $    29
                                                         =======      =======
          UNITS OUTSTANDING . . . . . . . . . . . .        1,616        1,616
                                                         =======      =======

               The accompanying condensed notes are an
             integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1978-2 LIMITED PARTNERSHIP
                                 STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                        (Unaudited)

                                                           1995         1994
                                                         --------    ---------

          CASH FLOWS FROM OPERATING ACTIVITIES:
             Net income   . . . . . . . . . . . . .      $ 4,801      $47,147
             Adjustments to reconcile net income to net
               cash provided by operating activities:
               Depreciation, depletion, and amortization
                 of oil and gas properties  . . . .        7,630       18,243
               Decrease in accrued oil and gas sales       7,219        4,328
               Decrease in payable to General Partner         -      (  6,900)
               (Decrease) increase in accounts payable  (     99)         568
                                                         -------      -------
               Net cash provided by operating activities $19,551      $63,386
                                                         -------      -------

          CASH FLOWS FROM INVESTING ACTIVITIES:

               Net cash used by investing activities     $   -        $   -
                                                         -------      -------

          CASH FLOWS FROM FINANCING ACTIVITIES:
             Cash distributions . . . . . . . . . .      $   -       ($80,800)
                                                         -------      -------
                Net cash used by financing activities    $   -       ($80,000)
                                                         -------      -------

          NET INCREASE (DECREASE) IN CASH AND CASH
             EQUIVALENTS  . . . . . . . . . . . . .      $19,551     ($17,414)

          CASH AND CASH EQUIVALENTS AT BEGINNING OF
          PERIOD                                           7,831       24,573
                                                         -------      -------
          CASH AND CASH EQUIVALENTS AT END OF PERIOD     $27,382      $ 7,159
                                                         =======      =======

               The accompanying condensed notes are an
             integral part of these financial statements.

                  DYCO OIL AND GAS PROGRAM 1978-1 LIMITED PARTNERSHIP
                  DYCO OIL AND GAS PROGRAM 1978-2 LIMITED PARTNERSHIP
                        CONDENSED NOTES TO FINANCIAL STATEMENTS
                                     MARCH 31, 1995
                                      (Unaudited)


          1. ACCOUNTING POLICIES
             -------------------

             The balance sheets as of March 31, 1995, statements of operations for the three months ended March 31, 1995 and 1994, and statements of cash flows for the three months ended March 31, 1995 and 1994 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1978-1 and 1978-2 Limited Partnerships (individually, the "1978-1 Program" or the "1978-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1995, and results of operations and changes in cash flows for the three months ended March 31, 1995 and 1994 have been made.

             Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for the period ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

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

          2. TRANSACTIONS WITH RELATED PARTIES
             ---------------------------------

             Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended March 31, 1995 and 1994 the 1978-1 Program incurred such expenses totaling $9,800 and $9,270, respectively, of which $6,219 and $6,219 were paid to Dyco. During the three months ended March 31, 1995 and 1994 the 1978-2 Program incurred such expenses totaling $7,854 and $7,623, respectively, of which $5,472 and $5,472 were paid to Dyco.

             Affiliates of the Programs are the operators of certain of the Programs' properties and their policy is to bill the Programs for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

             The Programs sell gas at market prices to Premier Gas Company ("Premier"), an affiliated company, and Premier may then resell such gas to third parties at market prices. During the three months ended March 31, 1995 and 1994 these sales for the 1978-1 Program totaled $27,291 and $80,858, respectively. At March 31, 1995 accrued oil and gas sales for the 1978-1 Program included $16,546 due from Premier. During the three months ended March 31, 1995 and 1994 these sales for the 1978-2 Program totaled $19,865 and $33,428, respectively. At March 31, 1995 accrued oil and gas sales for the 1978-2 Program included $11,398 due from Premier.


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


          LIQUIDITY AND CAPITAL RESOURCES
          -------------------------------

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


          RESULTS OF OPERATIONS
          ---------------------

               1978-1 PROGRAM

               THREE MONTHS ENDED MARCH 31, 1995 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1994.
                                                 Three Months ended March 31,
                                                ----------------------------
                                                     1995           1994
                                                     ----           ----
                  Oil and gas sales                 $32,288        $94,098
                  Oil and gas production expenses   $12,171        $17,709
                  Barrels produced                      167            285
                  Mcf produced                       24,645         64,468
                  Average price/Bbl                 $ 10.68        $ 15.16
                  Average price/Mcf                 $  1.24        $  1.39

               As shown in the table, oil and natural gas sales decreased 65.7% for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. This decrease resulted from the decreases in the volumes and average prices of oil and natural gas sold. Volumes of oil and natural gas sold decreased 118 barrels and 39,823 Mcf, respectively, for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. The decrease in the volumes of natural gas sold was primarily the result of significant positive 1991 volume adjustments from a purchaser on a certain well during the three months ended March 31, 1994. Average oil and natural gas prices decreased to $10.68 per barrel and

               $1.24 per Mcf for the three months ended March 31, 1995 from $15.16 per barrel and $1.39 per Mcf for the three months ended March 31, 1994.

               Oil and gas production expenses (including lease operating expenses and production taxes) decreased $5,538 for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. This decrease was consistent with the decreases in the volumes of oil and natural gas sold during the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. As a percentage of oil and gas sales, these expenses increased to 37.7% for the three months ended March 31, 1995 from 18.8% for the three months ended March 31, 1994. This percentage increase was primarily a result of the decreases in the volumes and average prices of oil and natural gas sold during the three months ended March 31, 1995 as compared to the similar period in 1994.

               Depreciation, depletion, and amortization of oil and gas properties decreased $13,154 for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. This decrease was consistent with the decreases in the volumes of oil and natural gas sold during the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. As a percentage of oil and gas sales, this expense increased to 34.2% for the three months ended March 31, 1995 from 25.7% for the three months ended March 31, 1994. This percentage increase was primarily due to the decreases in the average prices oil and natural gas sold during the three months ended March 31, 1995 as compared to the similar period in 1994.

               General and administrative expenses remained relatively constant for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. As a percentage of oil and gas sales, these expenses increased to 30.4% for the three months ended March 31, 1995 from 9.9% for the three months ended March 31, 1994. This percentage increase was primarily due to decreases in the volumes and average prices of oil and natural gas sold during the three months ended March 31, 1995 as compared to the similar period in 1994.

               1978-2 PROGRAM

               THREE MONTHS ENDED MARCH 31, 1995 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1994.

                                                 Three Months ended March 31,
                                                 ----------------------------

                                                      1995        1994
                                                      ----        ----
                  Oil and gas sales                 $30,771      $94,227
                  Oil and gas production expenses   $10,560      $21,469
                  Barrels produced                      490        1,082
                  Mcf produced                       19,024       54,056
                  Average price/Bbl                 $ 16.59      $ 17.13
                  Average price/Mcf                 $  1.19      $  1.40

               As shown in the table, oil and natural gas sales decreased 67.3% for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. This decrease resulted from the decreases in the volumes and average prices of oil and natural gas sold. Volumes of oil and natural gas sold decreased 592 barrels and 35,032 Mcf, respectively, for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. The decrease in the volumes of natural gas sold was primarily the result of significant positive 1991 volume adjustments from a purchaser on a certain well during the three months ended March 31, 1994. Average oil and natural gas prices decreased to $16.59 per barrel and $1.19 per Mcf for the three months ended March 31, 1995 from $17.13 per barrel and $1.40 per Mcf for the three months ended March 31, 1994.

               Oil and gas production expenses (including lease operating expenses and production taxes) decreased $10,909 for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. This decrease was consistent with the decrease in volumes of oil and natural gas sold during the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. As a percentage of oil and gas sales, these expenses increased to 34.3% for the three months ended March 31, 1995 from 22.8% for the three months ended March 31, 1994. This percentage increase was primarily a result of the decreases in the volumes and average prices of oil and natural gas sold during the three months ended March 31, 1995 as compared to the three months ended March 31, 1994.

               Depreciation, depletion and amortization of oil and gas properties decreased $10,613 for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. This decrease was consistent with the decreases in volumes of oil and natural gas sold during the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. As a percentage of oil and gas sales, this expense increased to 24.8% for the three months ended March 31, 1995 from 19.4% for the three months ended March 31, 1994. This percentage increase was primarily due to the decreases in the average prices of oil and natural gas sold during the three months ended March 31, 1995 as compared to the three months ended March 31, 1994.

               General and administrative expenses remained relatively constant for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. As a percentage of oil and gas sales, these expenses increased to 25.5% for the three months ended March 31, 1995 from 8.1% for the three months ended March 31, 1994. This percentage increase was primarily the result of the decreases in the volumes and average prices of oil and natural gas sold during the three months ended March 31, 1995 as compared to the three months ended March 31, 1994.

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


                          DYCO OIL AND GAS PROGRAM 1978-1 LIMITED PARTNERSHIP DYCO OIL AND GAS PROGRAM 1978-2 LIMITED PARTNERSHIP

                                        (Registrant)


                                   By:  DYCO PETROLEUM CORPORATION

                                        General Partner




Date:     August 24, 1995          By:      /s/Dennis R.  Neill
                                         ---------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             Senior Vice President



Date:     August 24, 1995          By:     /s/Patrick M. Hall
                                       ------------------------------
                                             (Signature)
                                             Patrick M. Hall
                                             Senior Vice President -
                                               Controller
                                             Principal Accounting Officer