Form 10-Q
period 1995-09-30
DYCO 1978 OIL & GAS PROGRAMS/OLD/; DYCO OIL & GAS PROGRAM 1978-2 LIMITED PARTNERSHIP
filed 1995-11-13
CIK 215718, 806572

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549



                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended                   Commission File Number
       September 30, 1995                      2-59769-03 (1978-1)
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
                                        (Unaudited)


                                          ASSETS
                                                    September 30, December 31,
                                                        1995          1994
                                                    ------------- ------------

          CURRENT ASSETS:
             Cash and cash equivalents  . . . . . .    $103,652      $ 35,769
             Accrued oil and gas sales, including
               $22,657 and $22,230 due from
               related parties (Note 2) . . . . . .      25,756        26,596
                                                       --------      --------
                Total current assets  . . . . . . .    $129,408      $ 62,365

          NET OIL AND GAS PROPERTIES, utilizing
             the full cost method . . . . . . . . .     203,414       259,917

          DEFERRED CHARGE . . . . . . . . . . . . .      43,290        43,290
                                                       --------      --------
                                                       $376,112      $365,572
                                                       ========      ========

                             LIABILITIES AND PARTNERS' CAPITAL

          CURRENT LIABILITIES:
             Accounts payable . . . . . . . . . . .    $  2,023      $  2,781
                                                       --------      --------
             Total current liabilities . . . . . .     $  2,023      $  2,781

          ACCRUED LIABILITY . . . . . . . . . . . .      22,425        22,425

          CONTINGENCIES (Note 3)

          PARTNERS' CAPITAL:
             General Partner, issued and outstanding,
               24 units . . . . . . . . . . . . . .       3,517         3,404
             Limited Partners, issued and outstanding,
               2,400 units  . . . . . . . . . . . .     348,147       336,962
                                                       --------      --------
                Total Partners' capital . . . . . .    $351,664      $340,366
                                                       --------      --------
                                                       $376,112      $365,572
                                                       ========      ========



               The accompanying condensed notes are an
             integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1978-1 LIMITED PARTNERSHIP
                                 STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                        (Unaudited)


                                                          1995         1994
                                                       ----------    ---------

          REVENUES:
             Oil and gas sales, including
               $73,913 and $20,803 of sales
               to related parties (Note 2)  . . . .      $77,571      $26,304
             Interest . . . . . . . . . . . . . . .          499          415
                                                         -------      -------
                                                         $78,070      $26,719
                                                         -------      -------
          COSTS AND EXPENSES:
             Oil and gas production . . . . . . . .      $18,141      $13,243
             Depreciation, depletion, and amortization
               of oil and gas properties . . . . . . .    27,104        9,498
             Provision to reduce carrying value of
               oil and gas properties (Note 1)  . .       13,949          -
             General and administrative (Note 2)  .        7,011        7,276
                                                         -------      -------
                                                         $66,205      $30,017
                                                         -------      -------

          NET INCOME (LOSS) . . . . . . . . . . . .      $11,865     ($ 3,298)
                                                         =======      =======
          GENERAL PARTNER (1%) - net income (loss)       $   119     ($    33)
                                                         =======      =======
          LIMITED PARTNERS (99%) - net income (loss)     $11,746     ($ 3,265)
                                                         =======      =======
          NET INCOME (LOSS) PER UNIT  . . . . . . .      $     5     ($     2)
                                                         =======      =======
          UNITS OUTSTANDING . . . . . . . . . . . .        2,424        2,424
                                                         =======      =======




               The accompanying condensed notes are an
             integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1978-1 LIMITED PARTNERSHIP
                                 STATEMENTS OF OPERATIONS
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                        (Unaudited)


                                                          1995         1994
                                                       ----------    ---------

          REVENUES:
             Oil and gas sales, including
               $126,176 and $142,823 of sales
               to related parties (Note 2)  . . . .     $143,435     $180,990
             Interest . . . . . . . . . . . . . . .        1,432        1,472
                                                        --------     --------
                                                        $144,867     $182,462
                                                        --------     --------
          COSTS AND EXPENSES:
             Oil and gas production . . . . . . . .     $ 43,509     $ 51,426
             Depreciation, depletion, and amortization
               of oil and gas properties . . . . . . .    50,394       56,037
             Provision to reduce carrying value of
               oil and gas properties (Note 1)  . .       13,949          -
             General and administrative (Note 2)  .       25,717       23,588
                                                        --------     --------
                                                        $133,569     $131,051
                                                        --------     --------

          NET INCOME  . . . . . . . . . . . . . . .     $ 11,298     $ 51,411
                                                        ========     ========
          GENERAL PARTNER (1%) - net income . . . .     $    113     $    514
                                                        ========     ========
          LIMITED PARTNERS (99%) - net income . . .     $ 11,185     $ 50,897
                                                        ========     ========
          NET INCOME PER UNIT . . . . . . . . . . .     $      5     $     21
                                                        ========     ========
          UNITS OUTSTANDING . . . . . . . . . . . .        2,424        2,424
                                                        ========     ========



               The accompanying condensed notes are an
             integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1978-1 LIMITED PARTNERSHIP
                                 STATEMENTS OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                        (Unaudited)


                                                          1995         1994
                                                       ----------   ----------

          CASH FLOWS FROM OPERATING ACTIVITIES:
             Net income   . . . . . . . . . . . . .     $ 11,298     $ 51,411
             Adjustments to reconcile net income to
               net cash provided (used) by operating
               activities:
               Depreciation, depletion, and amortiza-
                 tion of oil and gas properties . . . .   50,394       56,037
               Provision to reduce carrying value of
                 oil and gas properties . . . . . .       13,949          -
               Decrease in accrued oil gas sales             840        5,172
               (Decrease) increase in accounts
                 payable                               (     758)         674
               Decrease in related party payable  .          -      ( 171,055)
                                                        --------     --------
               Net cash provided (used) by operating
                activities  . . . . . . . . . . . .     $ 75,723    ($ 57,761)
                                                        --------     --------

          CASH FLOWS FROM INVESTING ACTIVITIES:
             Additions to oil and gas properties  .    ($  8,386)   ($ 11,985)
             Retirements of oil and gas properties           546          -
                                                        --------     --------
               Net cash used by investing activities   ($  7,840)   ($ 11,985)
                                                        --------     --------

          CASH FLOWS FROM FINANCING ACTIVITIES:
             Cash distributions . . . . . . . . . .     $    -      ($109,080)
                                                        --------     --------
                Net cash used by financing activities   $    -      ($109,080)
                                                        --------     --------

          NET INCREASE (DECREASE) IN CASH AND
             CASH EQUIVALENTS . . . . . . . . . . .     $ 67,833    ($178,826)

          CASH AND CASH EQUIVALENTS AT BEGINNING
            OF PERIOD                                     35,769      234,274
                                                        --------     --------
          CASH AND CASH EQUIVALENTS AT END
            OF PERIOD                                   $103,652     $ 55,448
                                                        ========     ========



               The accompanying condensed notes are an
             integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1978-2 LIMITED PARTNERSHIP
                                      BALANCE SHEETS
                                        (Unaudited)


                                          ASSETS

                                                   September 30,  December 31,
                                                       1995           1994
                                                   ---------------------------

          CURRENT ASSETS:
             Cash and cash equivalents  . . . . . .     $ 5,785      $  7,831
             Accrued oil and gas sales, including
               $11,812 and $17,560 due from
               related parties (Note 2) . . . . . .      15,716        27,923
                                                        -------      --------
                Total current assets  . . . . . . .     $21,501      $ 35,754

          NET OIL AND GAS PROPERTIES, utilizing
             the full cost method . . . . . . . . .      51,877        80,941

          DEFERRED CHARGE . . . . . . . . . . . . .      10,687        10,687
                                                        -------      --------
                                                        $84,065      $127,382
                                                        =======      ========

                             LIABILITIES AND PARTNERS' CAPITAL

          CURRENT LIABILITIES:
             Accounts payable . . . . . . . . . . .     $ 4,282      $  3,111
                                                        -------      --------
                Total current liabilities . . . . .     $ 4,282      $  3,111

          ACCRUED LIABILITY . . . . . . . . . . . .      12,878        12,878

          CONTINGENCIES (Note 3)

          PARTNERS' CAPITAL:
             General Partner, issued and outstanding,
               16 units . . . . . . . . . . . . . .         669         1,114
             Limited Partners, issued and outstanding,
               1,600 units  . . . . . . . . . . . .      66,236       110,279
                                                        -------      --------
                Total Partners' capital . . . . . .     $66,905      $111,393
                                                        -------      --------
                                                        $84,065      $127,382
                                                        =======      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1978-2 LIMITED PARTNERSHIP
                                 STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                        (Unaudited)


                                                          1995          1994
                                                        ---------    ---------

          REVENUES:
             Oil and gas sales, including
               $17,260 and $28,369 of sales
               to related parties (Note 2)  . . . .      $26,674      $63,688
             Interest . . . . . . . . . . . . . . .          184          333
                                                         -------      -------
                                                         $26,858      $64,021
                                                         -------      -------
          COSTS AND EXPENSES:
             Oil and gas production . . . . . . . .      $14,902      $13,356
             Depreciation, depletion, and amortization
               of oil and gas properties . . . . . . .     6,837        8,490
             Provision to reduce carrying value of
               oil and gas properties (Note 1)  . .        8,231          -
             General and administrative (Note 2)  .        5,964        6,040
                                                         -------      -------
                                                         $35,934      $27,886
                                                         -------      -------

          NET (LOSS) INCOME . . . . . . . . . . . .     ($ 9,076)     $36,135
                                                         =======      =======
          GENERAL PARTNER (1%) - net (loss) income      ($    91)     $   361
                                                         =======      =======
          LIMITED PARTNERS (99%) - net (loss) income    ($ 8,985)     $35,774
                                                         =======      =======
          NET (LOSS) INCOME PER UNIT  . . . . . . .     ($     6)     $    22
                                                         =======      =======
          UNITS OUTSTANDING . . . . . . . . . . . .        1,616        1,616
                                                         =======      =======



               The accompanying condensed notes are an
             integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1978-2 LIMITED PARTNERSHIP
                                 STATEMENTS OF OPERATIONS
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                        (Unaudited)


                                                          1995          1994
                                                        ---------    ---------

          REVENUES:
             Oil and gas sales, including
               $62,114 and $101,268 of sales
               to related parties (Note 2)  . . . .      $82,643     $215,384
             Interest . . . . . . . . . . . . . . .          465          658
                                                         -------     --------
                                                         $83,108     $216,042
                                                         -------     --------
          COSTS AND EXPENSES:
             Oil and gas production . . . . . . . .      $45,143     $ 51,560
             Depreciation, depletion, and amortization
               of oil and gas properties . . . . . . .    20,731       41,408
             Provision to reduce carrying value of
               oil and gas properties (Note 1)  . .        8,231          -
             General and administrative (Note 2)  .       21,171       19,762
                                                         -------     --------
                                                         $95,276     $112,730
                                                         -------     --------

          NET (LOSS) INCOME . . . . . . . . . . . .     ($12,168)    $103,312
                                                         =======     ========
          GENERAL PARTNER (1%) - net (loss) income      ($   122)    $  1,033
                                                         =======     ========
          LIMITED PARTNERS (99%) - net (loss) income    ($12,046)    $102,279
                                                         =======     ========
          NET (LOSS) INCOME PER UNIT  . . . . . . .     ($     8)    $     64
                                                         =======     ========
          UNITS OUTSTANDING . . . . . . . . . . . .        1,616        1,616
                                                         =======     ========



               The accompanying condensed notes are an
             integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1978-2 LIMITED PARTNERSHIP
                                 STATEMENTS OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                        (Unaudited)


                                                           1995        1994
                                                        ---------    ---------

          CASH FLOWS FROM OPERATING ACTIVITIES:
             Net (loss) income  . . . . . . . . . .     ($12,168)    $103,312
             Adjustments to reconcile net (loss)
               income to net cash provided by
               operating activities:
               Depreciation, depletion, and amortization
                 of oil and gas properties . . . . . .    20,731       41,408
               Provision to reduce carrying value of
                 oil and gas properties . . . . . .        8,231          -
               Decrease (increase) in accrued oil and
                 gas sales  . . . . . . . . . . . .       12,207    (   2,723)
               Increase (decrease) in accounts
                 payable                                   1,171    (     180)
               Decrease in payable to General Partner        -      (   6,900)
                                                         -------     --------
               Net cash provided by operating
                 activities                              $30,172     $134,917
                                                         -------     --------

          CASH FLOWS FROM INVESTING ACTIVITIES:
             Additions to oil and gas properties  .      $   -      ($  2,391)
             Retirements of oil and gas properties           102          -
                                                         -------     --------
               Net cash provided (used) by investing
                activities  . . . . . . . . . . . .      $   102    ($  2,391)
                                                         -------     --------

          CASH FLOWS FROM FINANCING ACTIVITIES:
             Cash distributions . . . . . . . . . .     ($32,320)   ($137,360)
                                                         -------     --------
                Net cash used by financing activities   ($32,320)   ($137,360)
                                                         -------     --------

          NET DECREASE IN CASH AND CASH EQUIVALENTS     ($ 2,046)   ($  4,834)

          CASH AND CASH EQUIVALENTS AT BEGINNING
            OF PERIOD                                      7,831       24,573
                                                         -------     --------
          CASH AND CASH EQUIVALENTS AT END
            OF PERIOD                                    $ 5,785     $ 19,739
                                                         =======     ========


               The accompanying condensed notes are an
             integral part of these financial statements.

                  DYCO OIL AND GAS PROGRAM 1978-1 LIMITED PARTNERSHIP
                  DYCO OIL AND GAS PROGRAM 1978-2 LIMITED PARTNERSHIP
                        CONDENSED NOTES TO FINANCIAL STATEMENTS
                                   SEPTEMBER 30, 1995
                                      (Unaudited)


          1. ACCOUNTING POLICIES
             -------------------

             The balance sheets as of September 30, 1995, statements of operations for the three and nine months ended September 30, 1995 and 1994, and statements of cash flows for the nine months ended September 30, 1995 and 1994 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1978-1 and 1978-2 Limited Partnerships
             (individually, the "1978-1 Program" or the "1978-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1995, results of operations for the three and nine months ended September 30, 1995 and 1994, and changes in cash flows for the nine months ended September 30, 1995 and 1994 have been made.

             Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for the period ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

             The limited partners' net income or loss per unit is based upon each $5,000 initial capital contribution.


             OIL AND GAS PROPERTIES
             ----------------------

             Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission), the excess is charged to expense in the period during which such excess occurs. At September 30, 1995, the unamortized cost of oil and gas properties exceeded the full cost ceiling by $13,949 on the 1978-1 Program and by $8,231 on the 1978-2 Program. These excesses were charged to expense during the three and nine months ended September 30, 1995. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

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

          2. TRANSACTIONS WITH RELATED PARTIES
             ---------------------------------

             Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 1995 and 1994 the 1978-1 Program incurred such expenses totaling $7,011 and $7,276, respectively, of which $6,219 and $6,219 were paid to Dyco. During the nine months ended September 30, 1995 and 1994 the 1978-1 Program incurred such expenses totaling $25,717 and $23,588, respectively, of which $18,657 and $18,657 were paid to Dyco. During the three months ended September 30, 1995 and 1994 the 1978-2 Program incurred such expenses totaling $5,964 and $6,040, respectively, of which $5,472 and $5,472 were paid to Dyco. During the nine months ended September 30, 1995 and 1994 the 1978-2 Program incurred such expenses totaling $21,171 and $19,762, respectively, of which $16,416 and $16,416 were paid to Dyco.

             Affiliates of the Programs are the operators of certain of the Programs' properties and their policy is to bill the Programs for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

             The Programs sell gas at market prices to Premier Gas Company ("Premier"), an affiliated company, and Premier may then resell such gas to third parties at market prices. During the three months ended September 30, 1995 and 1994 these sales for the 1978-1 Program totaled $73,913 and $20,803, respectively. During the nine months ended September 30, 1995 and 1994 these sales for the 1978-1 Program totaled $126,176 and $142,823, respectively. At September 30, 1995 accrued oil and gas sales for the 1978-1 Program included $22,657 due from Premier. During the three months ended September 30, 1995 and 1994 these sales for the 1978-2 Program totaled $17,260 and $28,369, respectively. During the nine months ended September 30, 1995 and 1994 these sales for the 1978-2 Program totaled $62,114 and $101,268, respectively. At September 30, 1995 accrued oil and gas sales for the 1978-2 Program included $11,812 due from Premier.

          3. CONTINGENCIES
             -------------

             On November 12, 1993, two royalty owners filed a class action lawsuit against Dyco in which the plaintiffs alleged entitlement to a share of the proceeds of a take-or-pay settlement with a gas purchaser which involved a well in which the 1978-1 and 1978-2 Programs share a working interest. This lawsuit is a successor lawsuit to a suit that was filed in 1991 and dismissed in 1993 following a district court's failure to certify a class action. The lawsuit also alleged claims based on breach of contract, bad faith breach of contract, breach of an implied covenant to market, unjust enrichment, and constructive fraud and requested an accounting and a temporary restraining order. The plaintiffs have not quantified the amount of their alleged damages. The district court has certified the matter as a class action and Dyco has appealed the court's order. Dyco's appeal is currently pending. Dyco has also filed its answer in the matter in which it denied all of the plaintiffs' allegations. Discovery is proceeding in the matter and Dyco intends to vigorously defend the lawsuit. As of the date of these financial statements, management cannot determine the amount of any alleged damages which would be allocable to either the 1978-1 or 1978-2 Program.

             On March 5, 1992 Walter K. Spurlin, et al. filed a lawsuit against Dyco in which the plaintiffs alleged that Dyco, as operator of a well in which the 1978-1 and 1978-2 Programs share a working interest, failed to respond to their request for an accounting of production. The plaintiffs are seeking a full accounting of all production from the well and judgment for breach of contract and their alleged share of the proceeds from certain gas contract settlements. The plaintiffs have not quantified the amount of their alleged damages. Dyco has filed its answer in the matter in which it denied all of the plaintiffs' allegations and discovery is ongoing. Dyco intends to vigorously defend the lawsuit. On April 21, 1992, Dyco's motion to dismiss plaintiff's claim for tortious breach of contract was granted, thereby eliminating any punitive damages claims. As of the date of these financial statements, management cannot determine the amount of alleged damages which would be allocable to either the 1978-1 or 1978-2 Program.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          LIQUIDITY AND CAPITAL RESOURCES
          -------------------------------

               Net proceeds from the Programs' operations less necessary operating capital are distributed to investors on a quarterly basis. The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved or where methods are employed to permit more efficient recovery of the Programs' reserves which would result in a positive economic impact. Over the last several years, the domestic energy industry and the Programs have contended with volatile, but generally low, oil and gas prices. Over the past few years, the oil and gas market appears to have moved from periods of relative stability in supply and demand to excess supply and weakened demand. These trends have led to the volatility in pricing and demand noted over the past years.

               The Programs' available capital from subscriptions has been spent on oil and gas drilling activities. There should not be any further material capital resource commitments in the future. The Programs' have no bank debt commitments. Cash for operational purposes will be provided by current oil and gas production.

          RESULTS OF OPERATIONS
          ---------------------

               1978-1 PROGRAM

               THREE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1994.
                                              Three months ended September 30,
                                              -------------------------------
                                                    1995            1994
                                                    ----            ----
                  Oil and gas sales                $77,571         $26,304
                  Oil and gas production expenses  $18,141         $13,243
                  Barrels produced                     264             359
                  Mcf produced                      47,685          15,271
                  Average price/Bbl                $ 13.86         $ 15.32
                  Average price/Mcf                $  1.55         $  1.36

               As shown in the table, oil and natural gas sales increased 194.9% for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. This increase resulted from increases in the volumes and average price of natural gas sold, partially offset by decreases in the volumes and average price of oil sold during the three months  ended  September 30,  1995  as  compared to  the  three
               months  ended  September   30,  1994.    Volumes  of  oil  sold
               decreased 95 barrels, while volumes of natural gas sold increased 32,414 Mcf for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. The decrease in the volumes of oil sold was primarily due to a current dispute over revenues with the operator of one of the 1978-1 Program's wells during the three months ended September 30, 1995. The increase in the volumes of natural gas sold was primarily a result of significant positive prior period volume adjustments from a purchaser on several of the 1978-1 Program's wells during the three months ended September 30, 1995. Average natural gas prices increased to $1.55 per Mcf for the three months ended September 30, 1995 from $1.36 per Mcf for the three months ended September 30, 1994, while average oil prices decreased to $13.86 per barrel for the three months ended September 30, 1995 from $15.32 per barrel for the three months ended September 30, 1994.

               Oil and gas production expenses (including lease operating expenses and production taxes) increased $4,898 for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. This increase was primarily a result of workover charges on one of the 1978-1 Program's wells during the three months ended September 30, 1995 incurred to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 23.4% for the three months ended September 30, 1995 from 50.3% for the three months ended September 30, 1994. This percentage decrease was primarily a result of the increase in the volumes of natural gas sold during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994 associated with the prior period adjustments and the increase in the average price of natural gas sold for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994.

               Depreciation,  depletion,  and  amortization  of  oil  and  gas properties increased $17,606 for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. This increase was primarily a result of the increase in volumes of natural gas sold during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. As a percentage of oil and gas sales, this expense remained relatively constant at 34.9% for the three months ended September 30, 1995 compared to 36.1% for the three months ended September 30, 1994.

               As a result of recent declines in oil and natural gas prices (not withstanding the average natural gas price increase for the three months ended September 30, 1995 due to the prior period adjustments as discussed above) as compared to the oil and natural gas prices used in the valuation of oil and natural gas reserves at December 31, 1994, the 1978-1 Program has recognized a non-cash charge against earnings of $13,949 during the three months ended September 30, 1995. The valuation allowance for oil and gas properties at September 30, 1995 was necessary due to the unamortized costs of oil and gas properties exceeding the present value of the future net revenues from the oil and gas properties. No allowance was necessary during the three months ended September 30, 1994.

               General and administrative expenses decreased slightly by $265 for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. As a percentage of oil and gas sales, these expenses decreased to 9.0% for the three months ended September 30, 1995 from 27.7% for the three months ended September 30, 1994. This percentage decrease was primarily due to the increase in the volumes and average prices of natural gas sold during the three months ended
               September 30, 1995 as compared to the three months ended September 30, 1994.

               NINE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1994.
                                               Nine months ended September 30,
                                               -------------------------------
                                                    1995            1994
                                                    ----            ----
                  Oil and gas sales               $143,435        $180,990
                  Oil and gas production expenses $ 43,509        $ 51,426
                  Barrels produced                     686             980
                  Mcf produced                      93,334         115,533
                  Average price/Bbl               $  14.77        $  14.65
                  Average price/Mcf               $   1.43        $   1.44

               As shown in the table, oil and natural gas sales decreased 20.7% for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. This decrease resulted primarily from decreases in the volumes of oil and natural gas sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. Volumes of oil and natural gas sold decreased 294 barrels and 22,199 Mcf, respectively, for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. The decrease in the volumes of oil sold was primarily due to a current dispute over revenues with the operator of one of the 1978-1 Program's wells during the nine months ended September 30, 1995. The decrease in the volumes of natural gas sold was primarily the result of significant positive prior period volume adjustments from certain purchasers on several wells during the nine months ended September 30, 1994, partially offset by similar adjustments on several of the 1978-1 Program's wells during the nine months ended September 30, 1995. Average natural gas prices remained relatively constant at $1.43 per Mcf for the nine months ended September

               30, 1995 compared to $1.44 per Mcf for the nine months ended September 30, 1994, while average oil prices increased slightly to $14.77 per barrel for the nine months ended September 30, 1995 from $14.65 per barrel for the nine months ended September 30, 1994.

               Oil and gas production expenses (including lease operating expenses and production taxes) decreased $7,917 for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. This decrease was primarily a result of significant workover charges on several of the 1978-1 Program's wells during the nine months ended September 30, 1994 incurred to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased slightly to 30.3% for the nine months ended September 30, 1995 from 28.4% for the nine months ended September 30, 1994. This percentage increase was primarily a result of the decrease in the volumes of natural gas sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994.

               Depreciation, depletion, and amortization of oil and gas properties decreased $5,643 for the nine months ended
               September 30, 1995 as compared to the nine months ended September 30, 1994. This decrease was primarily a result of the decreases in the volumes of oil and natural gas sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. As a percentage of oil and gas sales, this expense increased to 35.1% for the nine months ended September 30, 1995 from 31.0% for the nine months ended September 30, 1994. This percentage increase was primarily due to the decrease in the volumes of natural gas sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994.

               As a result of recent declines in oil and natural gas prices as compared to the oil and natural gas prices used in the valuation of oil and natural gas reserves at December 31, 1994, the 1978-1 Program recognized a non-cash charge against earnings of $13,949 during the nine months ended September 30, 1995. The valuation allowance for oil and gas properties at September 30, 1995 was necessary due to the unamortized costs of oil and gas properties exceeding the present value of the future net revenues from the oil and gas properties. No allowance was necessary during the nine months ended September 30, 1994.

               General and administrative expenses increased by $2,129 for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. This dollar increase resulted primarily from an increase in the 1978-1 Program's professional fees during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. As a percentage of oil and gas sales, these expenses increased to 17.9% for the nine months ended September 30, 1995 from 13.0% for the nine months ended September 30, 1994. This percentage increase was primarily due to decreases in the volumes of oil and natural gas sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994.

               1978-2 PROGRAM

               THREE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1994.
                                              Three months ended September 30,
                                              --------------------------------
                                                    1995            1994
                                                    -----           -----
                  Oil and gas sales                $26,674         $63,688
                  Oil and gas production expenses  $14,902         $13,356
                  Barrels produced                     514           1,731
                  Mcf produced                      14,556          21,188
                  Average price/Bbl                $ 17.91         $ 17.88
                  Average price/Mcf                $  1.20         $  1.55

               As shown in the table, oil and natural gas sales decreased 58.1% for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. This decrease resulted primarily from decreases in the volumes of oil and natural gas sold and a decrease in the average price of natural gas sold during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. Volumes of oil and natural gas sold decreased 1,217 barrels and 6,632 Mcf, respectively, for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. The decrease in the volumes of oil and natural gas sold was primarily the result of (i) a dispute with the operator of one of the 1978-2 Program's wells and
               (ii) the shutting in another of the 1978-2 Program's wells during a portion of the three months ended September 30, 1995 in order to improve future production capabilities by increasing pressure on the well. Average natural gas prices decreased to $1.20 per Mcf for the three months ended September 30, 1995 from $1.55 per Mcf for the three months ended September 30, 1994, while average oil prices increased slightly to $17.91 per barrel for the three months ended September 30, 1995 from $17.88 per barrel for the three months ended September 30, 1994.

               Oil and gas production expenses (including lease operating expenses and production taxes) increased $1,546 for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. This increase was primarily due to workover charges on one of the 1978-2 Program's wells during the three months ended September 30, 1995 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 55.9% for the three months ended September 30, 1995 from 21.0% for the three months ended September 30, 1994. This percentage increase was primarily due to the dollar increase in production expenses and the decrease in the average price of natural gas sold during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994.

               Depreciation, depletion, and amortization of oil and gas properties decreased $1,653 for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. This decrease was primarily a result of the decreases in volumes of oil and natural gas sold during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. As a percentage of oil and gas sales, this expense increased to 25.6% for the three months ended September 30, 1995 as compared to 13.3% for the three months ended September 30, 1994. This percentage increase was primarily the result of the decrease in the average price of natural gas sold during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994.

               As a result of recent declines in natural gas prices, the 1978-2 Program recognized a non-cash charge against earnings of $8,231 during the three months ended September 30, 1995. The valuation allowance for oil and gas properties at September 30, 1995 was necessary due to the unamortized costs of oil and gas properties exceeding the present value of the future net revenues from the oil and gas properties. No allowance was necessary during the three months ended September 30, 1994.

               General and administrative expenses remained relatively constant for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. As a percentage of oil and gas sales, these expenses increased to 22.4% for the three months ended September 30, 1995 from 9.5% for the three months ended September 30, 1994. This percentage increase was primarily due to decreases in the volumes and average price of natural gas sold during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994.

               NINE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1994.

                                              Nine months ended September 30,
                                              ------------------------------
                                                    1995            1994
                                                    ----            ----
                  Oil and gas sales                $82,643        $215,384
                  Oil and gas production expenses  $45,143        $ 51,560
                  Barrels produced                   1,147           3,980
                  Mcf produced                      49,341          98,329
                  Average price/Bbl                $ 17.90        $  16.96
                  Average price/Mcf                $  1.26        $   1.72

               As shown in the table, oil and natural gas sales decreased 61.6% for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. This decrease resulted from decreases in the volumes of oil and natural gas sold and a decrease in the average price of natural gas sold, partially offset by an increase in the average price of oil sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. Volumes of oil and natural gas sold decreased 2,833 barrels and 48,988 Mcf, respectively, for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. The decrease in the volumes of oil and natural gas sold was primarily the result of a dispute with the operator of one of the 1978-2 Program's wells during the nine months ended September 30, 1995 and another well being shut-in during a portion of the nine months ended September 30, 1995 in order to improve the well's future production capabilities by increasing pressure on the well. Average natural gas prices decreased to $1.26 per Mcf for the nine months ended September 30, 1995 from $1.72 per Mcf for the nine months ended
               September 30, 1994, while average oil prices increased to $17.90 per barrel for the nine months ended September 30, 1995 from $16.96 per barrel for the nine months ended September 30, 1994.

               Oil and gas production expenses (including lease operating expenses and production taxes) decreased $6,417 for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. This decrease was primarily due to decreases in the volumes of oil and natural gas sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994, partially offset by workover charges on one of the 1978-2 Program's wells during the nine months ended September 30, 1995 in order to improve recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 54.6% for the nine months ended September 30, 1995 from 23.9% for the nine months ended September 30, 1994. This percentage increase was primarily due to the workover charges and the decrease in the average price of natural gas sold during the nine months ended
               September 30, 1995 as compared to the nine months ended September 30, 1994.

               Depreciation, depletion, and amortization of oil and gas properties decreased $20,677 for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. This decrease was primarily a result of the decreases in the volumes of oil and natural gas sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. As a percentage of oil and gas sales, this expense increased to 25.1% for the nine months ended September 30, 1995 as compared to 19.2% for the nine months ended September 30, 1994. This percentage increase was primarily due to the decrease in the average price of natural gas sold during the nine months ended
               September 30, 1995 as compared to the nine months ended September 30, 1994.

               As a result of recent declines in natural gas prices, the 1978-2 Program recognized a non-cash charge against earnings of $8,231 during the nine months ended September 30, 1995. The valuation allowance for oil and gas properties at September 30, 1995 was necessary due to the unamortized costs of oil and gas properties exceeding the present value of the future net revenues from the oil and gas properties. No allowance was necessary during the nine months ended September 30, 1994.

               General and administrative expenses increased by $1,409 for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. This dollar increase resulted primarily from an increase in the 1978-2 Program's professional fees during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. As a percentage of oil and gas sales, these expenses increased to 25.6% for the nine months ended September 30, 1995 from 9.2% for the nine months ended September 30, 1994. This percentage increase was primarily due to decreases in the volumes and average price of natural gas sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994.

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


                                   DYCO  OIL  AND  GAS PROGRAM  1978-1 LIMITED
                                   PARTNERSHIP
                                   DYCO  OIL AND  GAS PROGRAM  1978-2  LIMITED
                                   PARTNERSHIP

                                        (Registrant)


                                   By:  DYCO PETROLEUM CORPORATION

                                        General Partner




    Date:     November 9, 1995     By:       /s/Dennis  R. Neill

                                             --------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             Senior Vice President



    Date:     November 9, 1995     By:       /s/Patrick  M. Hall

                                             ---------------------------
                                             (Signature)
                                             Patrick M. Hall
                                             Senior Vice President -
                                             Controller
                                             Principal Accounting Officer