Form 10-K
period 1995-12-31
DYCO 1978 OIL & GAS PROGRAMS/OLD/
filed 1996-02-14
CIK 215718

                               FORM 10-K

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1995

Commission File Number 2-59769-03

                    DYCO OIL AND GAS PROGRAM 1978-1
                        (A LIMITED PARTNERSHIP)
        (Exact name of registrant as specified in its charter)

           Minnesota                       41-1343930
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)       Identification Number)

         Samson Plaza
   Two West Second Street
        Tulsa, Oklahoma                      74103
     (Address of principal                 (Zip Code)
      executive offices)

Registrant's telephone number, including area code: (918) 583-1791

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:
     Units of limited partnership interest

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90
days.  Yes       X       No
              -----          -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes  X   No        (Disclosure is contained herein)
  -----    -----

     The units of limited partnership are not publicly traded, therefore, registrant cannot compute the aggregate market value of the voting units held by non-affiliates of the registrant.

     DOCUMENTS INCORPORATED BY REFERENCE:  NONE.

                               FORM 10-K

                    DYCO 1978-1 OIL AND GAS PROGRAM
                   (A Minnesota limited partnership)

                           TABLE OF CONTENTS



PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
     ITEM 1.   BUSINESS . . . . . . . . . . . . . . . . . . . . .    1
     ITEM 2.   PROPERTIES . . . . . . . . . . . . . . . . . . . .    4
     ITEM 3.   LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . .    7
     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF LIMITED
               PARTNERS . . . . . . . . . . . . . . . . . . . . .    8

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    8
     ITEM 5.   MARKET FOR THE REGISTRANT'S LIMITED
               PARTNERSHIP UNITS AND RELATED LIMITED
               PARTNER MATTERS  . . . . . . . . . . . . . . . . .    8
     ITEM 6.   SELECTED FINANCIAL DATA  . . . . . . . . . . . . .   10
     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS  . .   11
     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . .   15
     ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . .   26

PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   26
     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
               REGISTRANT . . . . . . . . . . . . . . . . . . . .   26
     ITEM 11.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . .   28
     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT  . . . . . . . . . . . . . .   31
     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
               TRANSACTIONS . . . . . . . . . . . . . . . . . . .   31

PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   32
     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
               REPORTS ON FORM 8-K  . . . . . . . . . . . . . . .   32
     SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .   34

                                PART I


ITEM 1.   BUSINESS

     General

     The Dyco Oil and Gas Program 1978-1 Limited Partnership (the "Program") is a Minnesota limited partnership engaged in the production of oil and gas. The Program commenced operations on April 1, 1978 with the primary financial objective of investing its limited partners' subscriptions in the drilling of oil and gas prospects and then distributing to its limited partners all available cash flow from the Program's on-going production operations. Dyco Petroleum Corporation ("Dyco") serves as the General Partner of the Program. See "Item 2. Properties" for a description of the Program's reserves and properties.

     The limited partnership agreement for the Program provides that limited partners are allocated 99% of all Program costs and revenues and that Dyco, as General Partner, is allocated 1% of all Program costs and revenues. Included in such costs is the Program's reimbursement to Dyco of the Program's proportionate share of Dyco's geological, engineering, and general and administrative expenses.

     Dyco serves as General Partner of 34 limited partnerships, including the Program. Dyco is a wholly-owned subsidiary of Samson Natural Gas Company, which is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including Dyco, (collectively, the "Samson Companies") are engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 1995, the Samson Companies owned interests in approximately 18,000 oil and gas wells located in 19 states of the U.S. and 3 provinces of Canada. At December 31, 1995, the Samson Companies operated approximately 3,100 oil and gas wells located in 15 states of the U.S., 2 provinces of Canada, Venezuela, and Russia.

     As a limited partnership, the Program has no officers, directors, or employees. It relies instead on the personnel of Dyco and the other Samson Companies. As of February 1, 1996, the Samson Companies employed approximately 830 persons. No employees are covered by collective bargaining agreements, and management believes that the Samson Companies provide a sound employee relations environment. For information regarding the executive officers of Dyco, see "Item
10. Directors and Executive Officers of the Registrant."

     Dyco's and the Program's principal place of business is located at Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103, and their telephone number is (918) 583-1791 or (800) 535-1791.


     Funding

     Although the Program's partnership agreement permits the Program to incur borrowings, the Program's operations and expenses are currently funded out of the Program's revenues from oil and gas sales. Dyco may, but is not required to, advance funds to the Program for the same purposes for which Program borrowings are authorized.


     Principal Products Produced and Services Rendered

     The Program's sole business is the development and production of oil and natural gas with a concentration on natural gas. The Program does not hold any patents, trademarks, licenses, or concessions and is not a party to any government contracts. The Program has no backlog of orders and does not participate in research and development activities. The Program is not presently encountering shortages of oilfield tubular goods, compressors, production material, or other equipment.


     Oil, Gas, and Environmental Control Regulations

     Regulation of Production Operations -- The production of oil and gas is subject to extensive federal and state laws and regulations governing a wide variety of matters, including the drilling and spacing of wells, allowable rates of production, prevention of waste and pollution, and protection of the environment. In addition to the direct costs borne in complying with such regulations, operations and revenues may be impacted to the extent that certain regulations limit oil and gas production to below economic levels.

     Regulation of Sales and Transportation of Oil and Natural Gas -- Sales of crude oil and condensate are made by the Program at market prices and are not subject to price controls. The sale of natural gas may be subject to both federal and state laws and regulations, including, but not limited to, the Natural Gas Act of 1938 (the "NGA"), the Natural Gas Policy Act of 1978 (the "NGPA"), and regulations promulgated by the Federal Energy Regulatory Commission (the "FERC") under the NGA, the NGPA, and other statutes. The provisions of the NGA and the NGPA, as well as the regulations thereunder, are complex and affect all who produce, resell, transport, or purchase natural gas, including the Program. Although virtually all of the Program's gas production is not subject to price regulation, the NGA, NGPA, and FERC regulations affect the availability of gas transportation services and the ability of gas consumers to continue to purchase or use gas at current levels. Accordingly, such regulations may have a material effect on the Program's operations and projections of future oil and gas production and revenues.

     Future Legislation -- Legislation affecting the oil and gas industry is under constant review for amendment or expansion. Because such laws and regulations are frequently amended or reinterpreted, management is unable to predict what additional energy legislation may be proposed or enacted or the future cost and impact of complying with existing or future regulations.

     Regulation of the Environment -- The Program's operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Compliance with such laws and regulations, together with any penalties resulting from noncompliance therewith, may increase the cost of the Program's operations or may affect the Program's ability to complete, in a timely fashion, existing or future activities. Management anticipates that various local, state, and federal environmental control agencies will have an increasing impact on oil and gas operations.


     Significant Customers

     Purchases of gas by Premier Gas Company ("Premier") accounted for approximately 93.3% of the Program's oil and gas sales during the year ended December 31, 1995. Premier was an affiliate of Dyco until

December 6, 1995. See "Item 11. Executive Compensation." In the event of interruption of purchases by this significant customer or the cessation or material change in availability of open-access transportation by the Program's pipeline transporters, the Program may encounter difficulty in marketing its gas and in maintaining historic sales levels. Alternative purchasers or transporters may not be readily available.

     The Program's principal customers for crude oil production are refiners and other companies which have pipeline facilities near the producing properties of the Program. In the event pipeline facilities are not conveniently available to production areas, crude oil is usually trucked by purchasers to storage facilities.


     Competition and Marketing

     The oil and gas industry is highly competitive, with a large number of companies and individuals engaged in the exploration and development of oil and gas properties. The ability of the Program to produce and market oil and gas profitably depends on a number of factors that are beyond the control of the Program. These factors include worldwide political instability (especially in oil-producing regions), the supply and price of foreign imports of oil and gas, the level of consumer product demand (which is heavily influenced by weather patterns), government regulations and taxes, the price and availability of alternative fuels, the overall economic environment, and the availability and capacity of transportation and processing facilities. The effect of these factors cannot be accurately predicted or anticipated.

     As a general rule, in recent years, worldwide oil production capacity and gas production capacity in certain areas of the United States exceeded demand and resulted in a decline in the average price of oil and gas in the United States. During the later part of 1994 and 1995, however, average oil prices in the United States increased. Oil prices increased from approximately $16.50 per barrel at Decem-ber 31, 1994 to approximately $18.50 per barrel at December 31, 1995. Management is unable to predict whether future oil prices will
(i) stabilize, (ii) increase, or (iii) decrease.

     Gas sales contract prices have generally declined significantly since the mid-1980s due to a number of factors, including a nationwide surplus of gas and increased competition. Competition has increased among United States gas marketers due to the gas surplus, the partial deregulation of gas prices, the conversion by major pipelines to open access transportation, and the lack of strong residential demand for natural gas during the winter months for the last few years as a result of warm winters in much of the United States. However, spot gas prices in the areas where the Program's gas is marketed increased during the later part of 1995 compared to prices received in the later part of 1994 and the first several months of 1995.

     Substantially all of the Program's natural gas reserves are being sold in the "spot market." Due to the highly competitive nature of the spot market, prices on the spot market are subject to wide seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines.

     The Program's spot gas prices increased from approximately $1.67 per Mcf at December 31, 1994 to approximately $2.00 per Mcf at December 31, 1995. Such prices were on an MMBTU basis and differ from the prices actually received by the Program due to transportation and marketing costs, BTU adjustments, and regional price and quality differences. Future prices will likely be different from (and may be lower than) the prices in effect on December 31, 1995. In many past years, year-end prices have tended to be higher, and in some cases significantly higher, than the yearly average price actually received by the Program for at least the year following the year-end valuation
date.    Management is  unable  to predict whether future gas prices will (i) stabilize, (ii)  increase, or (iii) decrease.


     Insurance Coverage

     The Program is subject to all of the risks inherent in the exploration for and production of oil and gas, including blowouts, pollution, fires, and other casualties. The Program maintains insurance coverage as is customary for entities of a similar size engaged in operations similar to that of the Program, but losses can occur from uninsurable risks or in amounts in excess of existing insurance coverage. The occurrence of an event which is not fully covered by insurance could have a material adverse effect on the Program's financial position and results of operations.


ITEM 2.   PROPERTIES

     Well Statistics

     The following table sets forth the numbers of gross and net productive wells of the Program as of December 31, 1995.


                          Well Statistics(1)

                        As of December 31, 1995

            Gross productive wells(2):
              Oil                               1
              Gas                              18
                                               --
                Total                          19

            Net productive wells(3):
              Oil                             .09
              Gas                            1.33
                                             ----
                Total                        1.42

----------

(1) The designation of a well as an oil well or gas well is made by Dyco based on the relative amount of oil and gas reserves for the well. Regardless of a well's oil or gas designation, it may produce oil, gas, or both oil and gas.
(2) As used throughout this Annual Report, "Gross Well" refers to a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.
(3) As used throughout this Annual Report, "Net Well" refers to the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof. For example, a 15% leasehold interest in a well represents one Gross Well, but
     0.15 Net Well.


     Drilling Activities

     The Program participated in no drilling activities for the year ended December 31, 1995.


     Oil and Gas Production, Revenue, and Price History

     The following table sets forth certain historical information concerning the oil (including condensates) and natural gas production, net of all royalties, overriding royalties, and other third party interests, of the Program, revenues attributable to such production, and certain price and cost information.

                          Net Production Data

                                    Year Ended December 31,
                                 ----------------------------
                                   1995      1994      1993
                                 --------  --------  --------
Production:
  Oil (Bbls)(1)                       865     1,342     1,757
  Gas (Mcf)(2)                    128,537   138,390   133,872

Oil and gas sales:
  Oil                            $ 12,693  $ 19,093  $ 27,215
  Gas                             175,522   199,462   246,461
                                  -------   -------   -------

    Total                        $188,215  $218,555  $273,676
                                  =======   =======   =======

Total direct operating expenses  $ 63,111  $ 75,984  $ 56,480
                                  =======   =======   =======

Direct operating expenses as a
  percentage of oil and gas
  sales                             33.5%     34.8%     20.6%

Average sales price:
  Per barrel of oil              $  14.67  $  14.23  $  15.49
  Per Mcf of gas                     1.37      1.44      1.84

Direct operating expenses per
  equivalent Mcf of gas(3)       $    .47  $    .52  $    .39

----------

(1) As used throughout this Annual Report, "Bbls" refers to barrels of 42 U.S. gallons and represents the basic unit for measuring the production of crude oil and condensate oil.
(2) As used throughout this Annual Report, "Mcf" refers to volume of 1,000 cubic feet under prescribed conditions of pressure and temperature and represents the basic unit for measuring the production of natural gas.
(3) Oil production is converted to gas equivalents at the rate of six Mcf per barrel, representing the estimated relative energy content of gas and oil, which rate is not necessarily indicative of the relationship of oil and gas prices. The respective prices of oil and gas are affected by market and other factors in addition to relative energy content.


     Proved Reserves and Net Present Value

     The following table sets forth the Program's estimated proved oil and gas reserves and net present value therefrom as of December 31, 1995. The schedule of quantities of proved oil and gas reserves was prepared by Dyco in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

     Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses), and estimated future development costs discounted at 10% per annum. Net present value attributable to the Program's proved reserves was calculated on the basis of current costs and prices at December 31, 1995. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The prices used by Dyco in calculating the net present value attributable to the Program's proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 1995. Furthermore, gas prices at December 31, 1995 were higher than the price used for determining the Program's net present value of proved reserves for the year ended December 31, 1994. There can be no assurance that the prices used in calculating the net present value of the Program's proved reserves at December 31, 1995 will actually be realized for such production.

     The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.



                          Proved Reserves and
                           Net Present Value
                         From Proved Reserves

                        As of December 31, 1995



          Estimated proved reserves:
            Natural gas (Mcf)                   615,025
            Oil and liquids (Bbls)                4,679

          Net present value
            (discounted at 10% per annum)      $556,052



     No estimates of the proved reserves of the Program comparable to those included herein have been included in reports to any federal agency other than the SEC. Additional information relating to the Program's proved reserves is contained in Note 5 to the Program's financial statements, included in Item 8 of this Annual Report.


     Significant Properties

     As of December 31, 1995, the Program's properties consisted of 19 gross (1.42 net) productive wells in which the Program owned a working interest. The Program owned a non-working interest in an additional 5 gross wells. Affiliates of the Program operate 5 (21%) of its total wells. As of December 31, 1995, the Program's net interests in its properties resulted in estimated total proved reserves of 615,025 Mcf of natural gas and 4,679 barrels of oil. Substantially all of the Program's reserves are located in the Anadarko Basin of western Oklahoma and the Texas panhandle, which is an established oil and gas producing basin. All of the Program's properties are located onshore in the continental United States.

     As of December 31, 1995, the Program's properties in the Anadarko Basin consisted of 15 gross (0.63 net) wells in which the Program owned a working interest. The Program owned a non-working interest in an additional 4 gross wells. Affiliates of the Program operate 3 (16%) of its total wells in the Anadarko Basin. As of December 31, 1995, the Program's net interest in such wells resulted in estimated total proved reserves of approximately 537,760 Mcf of natural gas and approximately 832 barrels of crude oil, with a present value (discounted at 10% per annum) of estimated future net cash flow of approximately $479,241.


     Title to Oil and Gas Properties

     Management believes that the Program has satisfactory title to its oil and gas properties. Record title to substantially all of the Program's properties is held by Dyco as nominee.

     Title to the Program's properties is subject to customary royalty, overriding royalty, carried, working, and other similar interests and contractual arrangements customary in the oil and gas industry, to liens for current taxes not yet due, and to other encumbrances. Management believes that such burdens do not materially detract from the value of such properties or from the Program's interest therein or materially interfere with their use in the operation of the Program's business.


ITEM 3.   LEGAL PROCEEDINGS

     On November 12, 1993, two royalty owners filed a class action lawsuit against Dyco in which the plaintiffs alleged entitlement to a share of the proceeds of a take-or-pay settlement with a gas purchaser which involved the Spurlin Unit #1-23 well (Chandler, et al. v. Dyco, C-93-67, District Court of Dewey County, Oklahoma). This lawsuit is a successor lawsuit to a suit that was filed in 1991 and dismissed in 1993 following a district court's failure to certify a class action (Chandler v. Dyco, C-91-55, District Court of Roger Mills County, Oklahoma). The Program has an approximate 8.7% working interest in the Spurlin Unit #1-23 well. The lawsuit also alleged claims based on breach of contract, bad faith breach of contract, breach of an implied covenant to market, unjust enrichment, and constructive fraud and requested an accounting and a temporary restraining order. The plaintiffs have not quantified the amount of their alleged damages.

The district court has certified the matter as a class action. Dyco has denied all of the plaintiffs' allegations and limited discovery is proceeding in the matter. Dyco intends to vigorously defend the lawsuit. As of the date of this Annual Report, management cannot determine the amount of any alleged damages which would be allocable to the Program.

     On March 5, 1992 Walter K. Spurlin, et al. filed a lawsuit against Dyco in which the plaintiffs alleged that Dyco, as operator of the Spurlin Unit #1-23 well, failed to respond to their request for an accounting of production. (Spurlin, et al. v. Dyco, et al., C-92-014, District Court of Roger Mills County, Oklahoma.) The Program has an approximate 8.7% working interest in the Spurlin Unit #1-23 well. The plaintiffs are seeking a full accounting of all production from the well and judgment for breach of contract and their alleged share of the proceeds from certain gas contract settlements. The plaintiffs have not quantified the amount of their alleged damages. Dyco has filed its answer in the matter in which it denied all of the plaintiffs' allegations and discovery is ongoing. Dyco intends to vigorously defend the lawsuit. On April 21, 1992 Dyco's motion to dismiss plaintiffs' claim for tortious breach of contract was granted, thereby eliminating any punitive damages claims. As of the date of this Annual Report, management cannot determine the amount of alleged damages which would be allocable to the Program.

     Except for the foregoing, to the knowledge of the management of Dyco and the Program, neither Dyco, the Program, nor the Program's properties are subject to any litigation, the results of which would have a material effect on the Program's or Dyco's financial condition or operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

     There were no matters submitted to a vote of the Program's limited partners during 1995.


                                PART II

ITEM 5. MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP UNITS AND RELATED LIMITED PARTNER MATTERS

     The Program does not have an established trading market for its units of limited partnership interest ("Units"). Pursuant to the terms of the Program's limited partnership agreement, Dyco, as General Partner, is obligated to annually offer a repurchase offer which is based on the estimated future net revenues from the Program's reserves and is calculated pursuant to the terms of the limited partnership agreement. Such repurchase offer is recalculated monthly in order to reflect cash distributions made to the limited partners and other extraordinary events. The following table sets forth, for the periods indicated, Dyco's repurchase offer per Unit and the amount of the Program's cash distributions per Unit for the same period. For purposes of this Annual Report, a Unit represents an initial subscription of $5,000 to the Program.

                             Repurchase      Cash
                                Price    Distributions
                             ----------  -------------

       1994:
         First Quarter          $199          $25
         Second Quarter          186           20
         Third Quarter           186            -
         Fourth Quarter          166           20

       1995:
         First Quarter          $166          $ -
         Second Quarter          166            -
         Third Quarter           226            -
         Fourth Quarter          226           40

       1996:
         First Quarter          $186          (1)

----------

(1)  To be declared in March 1996.


     The Program has 2,424 Units outstanding and approximately 839 limited partners of record.

ITEM 6.   SELECTED FINANCIAL DATA

     The following table presents selected financial data for the Program.  This data should be read in  conjunction with the  financial statements  of the Program,  and the  respective notes
thereto,  included elsewhere  in this  Annual Report.   See  "Item 8. Financial  Statements and
Supplementary Data."

                                                           December 31,
                                        --------------------------------------------------
                                          1995      1994      1993      1992       1991
                                        --------  --------  --------  --------  ----------
Summary of Operations:
  Oil and gas sales                     $188,215  $218,555  $273,676  $261,541   $121,508
  Total revenues                         190,843   220,607   279,937   361,070    135,782

  Lease operating expenses                49,891    59,991    36,670    18,408     85,352
  Production taxes                        13,220    15,993    19,810    11,448     14,717
  General and administrative
    expenses                              32,626    30,575    34,612    39,010     36,283
  Depreciation, depletion,
    and amortization of
    oil and gas properties                33,373    74,132    65,088    64,665     87,930
  Valuation allowance for
    oil and gas properties                13,949      -         -         -       290,000
  Interest expense                          -         -         -         -        17,782

  Net income (loss)                       47,784    39,916   123,757   227,539  ( 396,282)
    per Unit                                  20        16        51        94  (     163)
  Cash distributions                      96,960   157,560   181,800    72,720     36,360
    per Unit                                  40        65        75        30         15

Summary Balance Sheet Data:
  Total assets                           323,611   365,572   632,698   695,315    675,716
  Partners' capital                      291,190   340,366   458,010   516,053    361,234


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations

                                General
                                -------

     The following general discussion should be read in conjunction with the analysis of results of operations provided below. In management's view, it is not possible to predict accurately either the short-term or long-term prices for oil or gas. Specifically, due to the oversupply of natural gas in recent years, certain of the
Program's gas producing properties have suffered, and continue to suffer during portions of the year, production curtailments and seasonal reductions in the prices paid by purchasers. Additional curtailments and seasonal or regional price reductions will adversely affect the operations and financial condition of the Program. Gas sales prices, which have generally declined significantly since the mid-1980s, increased during the fourth quarter of 1995. See "Item 1. Business - Competition and Marketing." Actual future prices received by the Program will likely be different from (and may be lower than) the prices in effect on December 31, 1995. In many past years, year-end prices have tended to be higher, and in some cases significantly higher, than the yearly average price actually received by the Program for at least the year following the year-end valuation date.
Management is unable to predict whether future gas prices will (i) stabilize, (ii) increase, or (iii) decrease. The amount of the Program's cash flow, however, is dependent on such future gas prices.



                 Year Ended December 31, 1995 Compared
                    to Year Ended December 31, 1994
                 -------------------------------------

     Total oil and gas sales decreased 13.9% for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease resulted primarily from decreases in the volumes of oil and natural gas sold during the year ended December 31, 1995 as compared to the year ended December 31, 1994. Volumes of oil and natural gas sold decreased 477 barrels and 9,853 Mcf, respectively, for the year ended December 31, 1995 as compared to the year ended December 31, 1994. The decrease in volumes of oil sold was primarily due to a dispute in which revenues were withheld by the operator of one well during the year ended December 31, 1995. The decrease in volumes of natural gas sold was primarily a result of significant positive prior period volume adjustments from several purchasers on two wells during the year ended December 31, 1994. Average natural gas prices decreased to $1.37 per Mcf for the year ended December 31, 1995 from $1.44 per Mcf for the year ended December 31, 1994 while average oil prices increased to $14.67 per barrel for the year ended December 31, 1995 from $14.23 per barrel for the year ended December 31, 1994.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased 16.9% for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily a result of higher general repair and maintenance expenses incurred during the year ended December 31, 1994. As a percentage of oil and gas sales, these expenses remained relatively constant at 33.5% for the year ended December 31, 1995 as compared to 34.8% for the year ended December 31, 1994.

     Depreciation, depletion, and amortization of oil and gas properties decreased $40,759 for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This dollar decrease resulted primarily from the decrease in the volumes of oil and natural gas sold during the year ended December 31, 1995 as compared to the year ended December 31, 1994 and a significant upward revision in the estimate of the Program's remaining natural gas reserves during the year ended December 31, 1995 as compared to the year ended December 31, 1994. As a percentage of oil and gas sales, this expense decreased to 17.7% for the year ended December 31, 1995 from 33.9% for the year ended December 31, 1994. This decrease was primarily a result of the dollar decrease in depreciation, depletion, and amortization discussed above.

     As a result of declines in natural gas prices during the first part of 1995, the Program recognized a non-cash charge against earnings of $13,949 during the three months ended September 30, 1995. The valuation allowance for oil and gas properties at December 31, 1995 was necessary due to the unamortized costs of oil and gas properties exceeding the present value of the future net revenues from the oil and gas properties. No such allowance was necessary during the year ended December 31, 1994.

     General and administrative expenses increased slightly by $2,051 for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This increase resulted primarily from an increase in professional fees and an increase in printing and postage fees during the year ended December 31, 1995 as compared to the year ended December 31, 1994. As a percentage of oil and gas sales, these expenses increased slightly to 17.3% for the year ended December 31, 1995 from 14.0% for the year ended December 31, 1994. This percentage increase was primarily due to the dollar increase in general and administrative expenses and the decrease in the volumes of oil and natural gas sold during the year ended December 31, 1995 as compared to the year ended December 31, 1994.


                 Year Ended December 31, 1994 Compared
                    to Year Ended December 31, 1993
                 -------------------------------------

     Total oil and gas sales decreased 20.1% for the year ended December 31, 1994 as compared to the year ended December 31, 1993. This decrease was due primarily to a decrease in the volumes of oil sold and decreases in the average prices of oil and natural gas sold, partially offset by an increase in volumes of natural gas sold. Volumes of oil sold decreased slightly by 415 barrels, while volumes of natural gas sold increased 4,518 Mcf. Average oil and natural gas prices decreased to $14.23 per barrel and $1.44 per Mcf for the year ended December 31, 1994 from $15.49 per barrel and $1.84 per Mcf for the year ended December 31, 1993.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased 34.5% for the year ended December 31, 1994 as compared to the year ended December 31, 1993. As a percentage of oil and gas sales, these expenses increased to 34.8% for the year ended December 31, 1994 from 20.6% for the year ended December 31, 1993. These increases were primarily due to an increase in the general repair and maintenance expenses, partially offset by a decrease in production taxes as a result of lower oil and gas sales.

     Depreciation, depletion, and amortization of oil and gas properties increased $9,044 for the year ended December 31, 1994 as compared to the year ended December 31, 1993. This increase was primarily due to a downward revision in 1994 in the estimate of remaining reserves. As a percentage of oil and gas sales, this expense increased to 33.9% for the year ended December 31, 1994 from 23.8% for the year ended December 31, 1993. This percentage increase was primarily due to the decreases in the average prices of oil and natural gas sold and the reserve revisions discussed above.

     General and administrative expenses decreased $4,037 for the year ended December 31, 1994 as compared to the year ended December 31, 1993. This decrease was primarily due to a decrease in professional fees during the year ended December 31, 1994 as compared to the similar period in 1993. As a percentage of oil and gas sales, these expenses increased to 14.0% for the year ended December 31, 1994 from 12.6% for the year ended December 31, 1993. This percentage increase was primarily due to the lower average prices of oil and natural gas sold, partially offset by an increase in volumes of natural gas sold.


     Liquidity and Capital Resources

     Net proceeds from operations less necessary operating capital are distributed to the limited partners on a quarterly basis. See "Item
5. Market for the Registrant's Limited Partnership Units and Related Limited Partner Matters." The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, or where methods are employed to permit more efficient recovery of reserves, thereby resulting in a positive economic impact. Assuming production levels for the year ended December 31, 1995, the Program's proved reserve quantities at December 31, 1995 would have a life of approximately 4.8 years for gas reserves and 5.4 years for oil reserves.

     The Program's available capital from the limited partners' subscriptions has been spent on oil and gas drilling activities and there should be no further material capital resource commitments in the future. The Program has no debt commitments. Cash for operational purposes will be provided by current oil and gas production.

     There can be no assurance as to the amount of the Program's future cash distributions. The Program's ability to make cash distributions depends primarily upon the level of available cash flow generated by the Program's operating activities, which will be affected (either positively or negatively) by many factors beyond the control of the Program, including the price of and demand for oil and gas and other market and economic conditions. Even if prices and costs remain stable, the amount of cash available for distributions will decline over time (as the volume of production from producing properties declines) since the Program is not replacing production through acquisitions of producing properties and drilling.

     The Program is involved in certain litigation, the outcomes of which cannot presently be determined. In the event of unfavorable outcomes, the Program's liquidity and capital resources could be negatively impacted. See "Item 3. Legal Proceedings" for a further discussion of this litigation.


     Inflation and Changing Prices

     Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Program in 1995. Oil and natural gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   REPORT OF INDEPENDENT ACCOUNTANTS


TO THE PARTNERS

DYCO OIL AND GAS PROGRAM 1978-1 LIMITED PARTNERSHIP

     We have audited the financial statements of the Dyco Oil and Gas Program 1978-1 Limited Partnership (a Minnesota limited partnership) as listed in Item 14(a) of this Form 10-K. These financial statements are the responsibility of the Program's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and dis-closures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Dyco Oil and Gas Program 1978-1 Limited Partnership at December 31, 1995 and 1994, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



                                   COOPERS & LYBRAND L.L.P.
Tulsa, Oklahoma
February 6, 1996

                       DYCO OIL AND GAS PROGRAM
                      1978-1 LIMITED PARTNERSHIP
                            Balance Sheets
                      December 31, 1995 and 1994

                                ASSETS

                                                 1995      1994
                                               --------  --------
CURRENT ASSETS:
  Cash and cash equivalents                    $ 29,217  $ 35,769
  Accrued oil and gas sales, including
    $22,308 and $22,230 due from related
    parties                                      30,588    26,596
                                                -------   -------
    Total current assets                       $ 59,805  $ 62,365

NET OIL AND GAS PROPERTIES, utilizing the
  full cost method                              220,435   259,917

DEFERRED CHARGE                                  43,371    43,290
                                                -------   -------
                                               $323,611  $365,572
                                                =======   =======

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                             $  3,811  $  2,781
  Gas imbalance payable                           4,762      -
                                                -------   -------
    Total current liabilities                  $  8,573  $  2,781

ACCRUED LIABILITY                                23,848    22,425

CONTINGENCIES (Note 4)

PARTNERS' CAPITAL:
  General Partner, issued and outstanding,
    24 Units                                      2,912     3,404
  Limited Partners, issued and outstanding,
    2,400 Units                                 288,278   336,962
                                                -------   -------

    Total Partners' capital                    $291,190  $340,366
                                                -------   -------

                                               $323,611  $365,572
                                                =======   =======



                The accompanying notes are an integral
                  part of these financial statements.

                       DYCO OIL AND GAS PROGRAM
                      1978-1 LIMITED PARTNERSHIP
                       Statements of Operations
         For the Years Ended December 31, 1995, 1994, and 1993


                                            1995      1994      1993
                                          --------  --------  --------


REVENUES:
  Oil and gas sales, including $175,522,
    $198,526, and $222,772 of sales to
    related parties                       $188,215  $218,555  $273,676
  Interest                                   2,628     2,052     6,261
                                           -------   -------   -------

                                          $190,843  $220,607  $279,937

COSTS AND EXPENSES:
  Lease operating                         $ 49,891  $ 59,991  $ 36,670
  Production taxes                          13,220    15,993    19,810
  Depreciation, depletion, and
    amortization of oil and gas
    properties                              33,373    74,132    65,088
  Valuation allowance                       13,949      -         -
  General and administrative                32,626    30,575    34,612
                                           -------   -------   -------

                                          $143,059  $180,691  $156,180
                                           -------   -------   -------

NET INCOME                                $ 47,784  $ 39,916  $123,757
                                           =======   =======   =======

GENERAL PARTNER (1%) - NET INCOME         $    478  $    399  $  1,238
                                           =======   =======   =======

LIMITED PARTNERS (99%) - NET INCOME       $ 47,306  $ 39,517  $122,519
                                           =======   =======   =======

NET INCOME per Unit                       $     20  $     16  $     51
                                           =======   =======   =======

UNITS OUTSTANDING                            2,424     2,424     2,424
                                           =======   =======   =======



                The accompanying notes are an integral
                  part of these financial statements.

                       DYCO OIL AND GAS PROGRAM
                      1978-1 LIMITED PARTNERSHIP
                    Statements of Partners' Capital
         For the Years Ended December 31, 1995, 1994, and 1993


                                  General    Limited
                                  Partner   Partners      Total
                                 --------  ----------  ----------

Balances at December 31, 1992     $5,161    $510,892    $516,053
  Cash distributions             ( 1,818)  ( 179,982)  ( 181,800)
  Net income                       1,238     122,519     123,757
                                   -----     -------     -------

Balances at December 31, 1993     $4,581    $453,429    $458,010
  Cash distributions             ( 1,576)  ( 155,984)  ( 157,560)
  Net income                         399      39,517      39,916
                                   -----     -------     -------

Balances at December 31, 1994     $3,404    $336,962    $340,366
  Cash distributions             (   970)  (  95,990)  (  96,960)
  Net income                         478      47,306      47,784
                                   -----     -------     -------

Balances at December 31, 1995     $2,912    $288,278    $291,190
                                   =====     =======     =======



                The accompanying notes are an integral
                  part of these financial statements.

                       DYCO OIL AND GAS PROGRAM
                      1978-1 LIMITED PARTNERSHIP
                       Statements of Cash Flows
         For the Years Ended December 31, 1995, 1994, and 1993

                                       1995        1994        1993
                                    ----------  ----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                         $ 47,784    $ 39,916    $123,757
  Adjustments to reconcile net
    income to net cash provided
    (used) by operating activities:
    Depreciation, depletion, and
      amortization                     33,373      74,132      65,088
    Valuation allowance                13,949        -           -
    (Increase) decrease in accrued
      oil and gas sales             (   3,992)     12,259      15,368
    Increase in deferred charge     (      81)  (   6,269)  (  11,174)
    Increase (decrease) in
      accounts payable                  1,030   (     852)  (   4,574)
    Increase in gas imbalance
      payable                           4,762        -           -
    Increase in accrued liability       1,423      22,425        -
    Decrease in gas prepayments          -           -      ( 171,055)
    Increase (decrease) in related
      party payable                      -      ( 171,055)    171,055
                                      -------     -------     -------
  Net cash provided (used) by
    operating activities             $ 98,248   ($ 29,444)   $188,465
                                      -------     -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas
    properties                      ($  8,385)  ($ 11,998)  ($  6,472)
  Retirements of oil and gas
    properties                            545         497       3,376
                                      -------     -------     -------
  Net cash used by investing
    activities                      ($  7,840)  ($ 11,501)  ($  3,096)
                                      -------     -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                ($ 96,960)  ($157,560)  ($181,800)
                                      -------     -------     -------
  Net cash used by financing
    activities                      ($ 96,960)  ($157,560)  ($181,800)
                                      -------     -------     -------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS              ($  6,552)  ($198,505)   $  3,569

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                  35,769     234,274     230,705
                                      -------     -------     -------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                      $ 29,217    $ 35,769    $234,274
                                      =======     =======     =======

                The accompanying notes are an integral
                  part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1978-1 LIMITED PARTNERSHIP
                     Notes to Financial Statements
         For the Years Ended December 31, 1995, 1994, and 1993


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Nature of Operations

     The Dyco Oil and Gas Program 1978-1 Limited Partnership (the "Program"), a Minnesota limited partnership, commenced operations on April 1, 1978. Dyco Petroleum Corporation ("Dyco") is the General Partner of the Program. Affiliates of Dyco owned 1,005.74 (41.5%) of the Program's Units at December 31, 1995.

     The Program's sole business is the development and production of oil and natural gas with a concentration on natural gas. Substantially all of the Program's natural gas reserves are being sold regionally in the "spot market." Due to the highly competitive nature of the spot market, prices on the spot market are subject to wide seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines.


     Cash and Cash Equivalents

     The Program considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are not insured, which cause the Program to be subject to risk.


     Credit Risk

     Accrued oil and gas sales which are due from a variety of oil and natural gas purchasers subject the Program to a concentration of credit risk. Some of these purchasers are discussed in Note 3 - Major Customers.


     Oil and Gas Properties

     Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized. Capitalized costs are depleted on a gross revenue method using estimates of proved reserves. The full cost amortization rates per equivalent Mcf of gas produced during the years ended December 31, 1995, 1994, and 1993 were $0.25, $0.51, and $0.45, respectively. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission) the excess is charged to expense in the year during which such excess occurs. In addition, the Securities and Exchange Commission rules provide that if prices decline subsequent to year end, any excess that results from these declines may also be charged to expense during the current year. During the year ended December 31, 1995, the Program charged to expense a valuation allowance of $13,949, which represented the amount of unamortized oil and gas properties which exceeded the full cost ceiling. No such valuation allowance was incurred in 1994 or 1993. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.


     Deferred Charge

     The Deferred Charge at December 31, 1995 and 1994 represents costs deferred for lease operating expenses incurred in connection with the Program's underproduced gas imbalance position. At December 31, 1995, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production on these wells by 121,761 Mcf, resulting in prepaid lease operating expenses of $43,371. At December 31, 1994, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production on these wells by 137,867 Mcf, resulting in prepaid lease operating expenses of $43,290.


     Accrued Liability

     Accrued Liability represents charges accrued for lease operating expenses incurred in connection with the Program's overproduced gas imbalance position. At December 31, 1995, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production on these wells by 66,950 Mcf, resulting in accrued lease operating expenses of $23,848. At December 31, 1994, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production on these wells by 71,417 Mcf, resulting in accrued lease operating expenses of $22,425.


     Oil and Gas Sales and Gas Imbalance Payable

     The Program's oil and condensate production is sold, title passed and revenue recognized at or near the Program's wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of natural gas applicable to the Program's interest in producing oil and gas leases are recorded as income when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program's interest in natural gas reserves. During such times as the Program's sales of gas exceed its pro rata ownership in a well, such sales are recorded as income unless total sales from the well have exceeded the Program's share of estimated total gas reserves underlying the property at which time such excess is recorded as a liability. At December 31, 1995, total sales exceeded the Program's share of estimated total gas reserves on one well by $4,762 (2,480 Mcf). At December 31, 1994, no such liability was recorded.


     Use of Estimates in Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Further, accrued oil and gas sales, the deferred charge, the gas imbalance payable, the accrued liability, and the valuation allowance all involve estimates which could materially differ from the actual amounts ultimately realized in the near term. Contingent liabilities from litigation (see Note 4) and oil and gas reserves (see Note 5) also involve significant estimates which could materially differ from the actual amounts ultimately realized.


     Income Taxes

     Income or loss for income tax purposes is includable in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements.


2.   TRANSACTIONS WITH RELATED PARTIES

     Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological, and engineering expenses it incurs on behalf of the Program. During the years ended December 31, 1995, 1994, and 1993, such expenses totaled $32,626, $30,575, and $34,612, respectively, of which $24,876, $24,876, and $24,636, were paid to Dyco and its affiliates.

     Affiliates of the Program operate certain of the Program's properties. Their policy is to bill the Program for all customary charges and cost reimbursements associated with these activities, together with any compressor rentals, consulting, or other services provided.

     The Program sells gas at market prices to Premier Gas Company ("Premier") and other similar gas marketing firms. Such firms may then resell such gas to third parties at market prices. Premier was an affiliate of the Program until December 6, 1995. During 1995, 1994, and 1993, these sales totaled $175,522,
     $198,526, and $222,772, respectively. At December 31, 1995 and 1994, accrued oil and gas sales included $22,308 and $22,230 due from Premier.

     During 1993, a gas prepayment was refunded to a pipeline company by a related party, resulting in the related party payable at December 31, 1993. In January 1994, the Program repaid the related party.


3.   MAJOR CUSTOMERS

     The following purchasers individually accounted for more than 10% of the combined oil and gas sales (excluding the gas imbalance adjustment) of the Program for the years ended December 31, 1995, 1994, and 1993:

         Purchaser                 1995   1994   1993
         ---------                 -----  -----  -----

         Premier                   93.3%  90.8%  81.4%
         Apache Corporation          - %    - %  18.6%

     In the event of interruption of purchases by these significant customers or the cessation or material change in availability of open-access transportation by the Program's pipeline transporters, the Program may encounter difficulty in marketing its gas and in maintaining historic sales levels. Alternative purchasers or transporters may not be readily available.


4.   CONTINGENCIES

     On November 12, 1993, two royalty owners filed a class action lawsuit against Dyco in which the plaintiffs alleged entitlement to a share of the proceeds of a take-or-pay settlement with a gas purchaser which involved one of the Program's wells. This lawsuit is a successor lawsuit to a suit that was filed in 1991 and dismissed in 1993 following a district court's failure to certify a class action. The lawsuit also alleged claims based on breach of contract, bad faith breach of contract, breach of an implied covenant to market, unjust enrichment, and constructive fraud and requested an accounting and a temporary restraining order. The plaintiffs have not quantified the amount of their alleged damages. The district court has certified the matter as a class action. Dyco has denied all of the plaintiffs' allegations and limited discovery is proceeding in the matter. Dyco intends to vigorously defend the lawsuit. As of the date of these financial statements, management cannot determine the amount of any alleged damages which would be allocable to the Program; however, it is possible that events could change in the future resulting in a material liability to the Program.

     On March 5, 1992 Walter K. Spurlin, et al. filed a lawsuit against Dyco in which the plaintiffs alleged that Dyco, as operator of one of the Program's wells, failed to respond to their request for an accounting of production. The plaintiffs are seeking a full accounting of all production from the well and judgment for breach of contract and their alleged share of the proceeds from certain gas contract settlements. The plaintiffs have not quantified the amount of their alleged damages. Dyco has filed its answer in the matter in which it denied all of the plaintiffs' allegations and discovery is ongoing. Dyco intends to vigorously defend the lawsuit. On April 21, 1992, Dyco's motion to dismiss plaintiffs' claim for tortious breach of contract was granted, thereby eliminating any punitive damages claims. As of the date of these financial statements, management cannot determine the amount of alleged damages which would be allocable to the Program; however, it is possible that events could change in the future resulting in a material liability to the Program.


5.   SUPPLEMENTAL OIL AND GAS INFORMATION

     The following supplemental information regarding the oil and gas activities of the Program is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission.


     Capitalized Costs

     The Program's capitalized costs and accumulated depreciation, depletion, amortization, and valuation allowance were as follows:

                                             December 31,
                                     ----------------------------
                                         1995           1994
                                     -------------  -------------

     Proved properties                $14,966,156    $14,958,316

     Unproved properties, not
       subject to depreciation,
       depletion, and amorti-
       zation                                -              -
                                       ----------     ----------
                                      $14,966,156    $14,958,316

     Less accumulated depre-
       ciation, depletion,
       amortization, and
       valuation allowance           ( 14,745,721)  ( 14,698,399)
                                       ----------     ----------

     Net oil and gas properties       $   220,435    $   259,917
                                       ==========     ==========


     Costs Incurred

     Costs incurred by the Program in connection with its oil and gas property acquisition, exploration, and development activities were as follows:

                                         December 31,
                                   ------------------------
                                    1995     1994     1993
                                   -------  -------  ------

     Acquisition of properties     $  -     $  -     $ -
     Exploration costs                -        -       -
     Development costs               8,385   11,998   6,472
                                    ------   ------   -----

     Total costs incurred          $ 8,385  $11,998  $6,472
                                    ======   ======   =====

     Quantities of Proved Oil and Gas Reserves - Unaudited

     Set forth below is a summary of the changes in the net quantities of the Program's  proved crude  oil and natural gas reserves for the years ended December 31, 1995, 1994, and 1993.
     Proved  reserves  were estimated  by  petroleum engineers  employed by  affiliates  of the
     Program.  All of the Program's reserves are located in the United States.

                                        1995                  1994                  1993
                                 ------------------    ------------------    ------------------
                                   Oil       Gas         Oil       Gas         Oil       Gas
                                 (Bbls)     (Mcf)      (Bbls)     (Mcf)      (Bbls)     (Mcf)
                                 -------  ---------    -------  ---------    -------  ---------
Proved reserves,
  beginning of year               5,377    464,077      2,366    633,611      9,264    713,326

Revisions of previous
  estimates                         167    279,485      4,353   ( 30,289)    (5,154)    54,094

Sales of reserves                  -          -          -      (    855)      -      (  2,232)

Extensions and
  discoveries                      -          -          -          -            13      2,295

Production                       (  865)  (128,537)    (1,342)  (138,390)    (1,757)  (133,872)
                                  -----    -------      -----    -------      -----    -------

Proved reserves,
  end of year                     4,679    615,025      5,377    464,077      2,366    633,611
                                  =====    =======      =====    =======      =====    =======

Proved developed reserves:
  Beginning of year               5,377    464,077      2,366    633,611      9,264    713,326
                                  -----    -------      -----    -------      -----    -------

  End of year                     4,679    593,679      5,377    464,077      2,366    633,611
                                  =====    =======      =====    =======      =====    =======


     The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; con-sequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                               PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Program is a limited partnership and has no directors or executive officers. The following individuals are directors and executive officers of Dyco, the General Partner. The business address of such directors and executive officers is Two West Second Street, Tulsa, Oklahoma 74103.

           NAME        AGE         POSITION WITH DYCO
     ----------------  ---  --------------------------------
     C. Philip Tholen   47  Chief Executive Officer, Presi-
                              dent, and Chairman of the
                              Board of Directors

     Dennis R. Neill    43  Senior Vice President and
                              Director

     Jack A. Canon      46  Senior Vice President -
                              General Counsel and Director

     Patrick M. Hall    37  Senior Vice President -
                              Controller

     Annabel M. Jones   42  Secretary

     Judy F. Hughes     49  Treasurer

The directors will hold office until the next annual meeting of shareholders of Dyco and until their successors have been duly elected and qualified. All executive officers serve at the discretion of the Board of Directors.

     C. Philip Tholen joined the Samson Companies in 1977 and has served as President, Chief Executive Officer, and Director of Dyco since June 18, 1991. Prior to joining the Samson Companies, he was an audit manager for Arthur Andersen & Co. in Tulsa where he specialized in oil and natural gas industry audits and contract audits. He holds a Bachelor of Science degree in accounting from the University of Tulsa and is a Certified Public Accountant. Mr. Tholen is also

Executive Vice President, Chief Financial Officer, Treasurer, and Director of Samson Investment Company; President and Chairman of the Board of Directors of Samson Natural Gas Company, Geodyne Resources, Inc. and its subsidiaries, and Samson Resources Company; President of two Divisions of Samson Natural Gas Company, Samson Exploration Company and Samson Production Services Company; Senior Vice President, Treasurer, and Director of Samson Properties Incorporated; and Director of Circle L Drilling Company and Samson Industrial Corporation.

     Dennis R. Neill joined the Samson Companies in 1981 and was named Senior Vice President and Director of Dyco on June 18, 1991. Prior to joining the Samson Companies, he was associated with a Tulsa law firm, Conner and Winters, where his principal practice was in the securities area. He received a Bachelor of Arts degree in political science from Oklahoma State University and a Juris Doctorate degree from the University of Texas. Mr. Neill also serves as Senior Vice President, Chief Operating Officer, and Director of Samson Properties Incorporated; Senior Vice President of Samson Hydrocarbons Company; Senior Vice President and Director of Geodyne Resources, Inc. and its subsidiaries; and President and Chairman of the Board of Directors of Samson Securities Company.

     Jack A. Canon joined the Samson Companies in 1983 and has served as a Vice President and Director of Dyco since June 18, 1991. Prior to joining the Samson Companies, he served as a staff attorney for Terra Resources, Inc. and was associated with the Tulsa law firm of Dyer, Powers, Marsh, Turner and Armstrong. He received a Bachelor of Science degree in accounting from Quincy College and a Juris Doctorate degree from the University of Tulsa. Mr. Canon also serves as Secretary of Samson Investment Company; Director of Samson Natural Gas Company, Samson Properties Incorporated, Circle L Drilling Company, and Samson Securities Company; Senior Vice President - General Counsel of Samson Production Services Company, a Division of Samson Natural Gas Company, and Geodyne Resources, Inc. and its subsidiaries; and Vice President - General Counsel of Samson Industrial Corporation.

     Patrick M. Hall joined the Samson Companies in 1983 and was named a Vice President of Dyco on June 18, 1991. Prior to joining the Samson Companies he was a senior accountant with Peat Marwick Main & Co. in Tulsa. He holds a Bachelor of Science degree in accounting from Oklahoma State University and is a Certified Public Accountant. Mr. Hall is also a Director of Samson Natural Gas Company and Geodyne Resources, Inc. and its subsidiaries; Senior Vice President - Controller and Director of Samson Properties Incorporated; and Senior Vice President - Controller of Samson Production Services Company, a Division of Samson Natural Gas Company.

     Annabel M. Jones joined the Samson Companies in 1982 and was named Secretary of Dyco on June 18, 1991. Prior to joining the Samson Companies she served as associate general counsel of the Oklahoma Securities Commission. She holds Bachelor of Arts in political science and Juris Doctorate degrees from the University of Oklahoma. Ms. Jones serves as Assistant General Counsel - Corporate Affairs for Samson Production Services Company, a Division of Samson Natural Gas Company, and is also Secretary of Samson Properties Incorporated, Samson Natural Gas Company, Geodyne Resources, Inc. and its subsidiaries, and Samson Industrial Corporation; Vice-President, Secretary, and Director of Samson Securities Company; and Assistant Secretary of Samson Investment Company.

     Judy F. Hughes joined the Samson Companies in 1978 and was named Treasurer of Dyco on June 18, 1991. Prior to joining the Samson Companies, she performed treasury functions with Reading & Bates

Corporation. She attended the University of Tulsa and also serves as Treasurer of Samson Natural Gas Company, Geodyne Resources, Inc. and its subsidiaries, and Samson Securities Company and Assistant Treasurer of Samson Investment Company and Samson Industrial Corporation.


ITEM 11.  EXECUTIVE COMPENSATION

     The Program is a limited partnership and, therefore, has no officers or directors. The following table summarizes the amounts paid by the Program as compensation and reimbursements to Dyco and its affiliates for the three years ended December 31, 1995:


         Compensation/Reimbursement to Dyco and its affiliates
                  Three Years Ended December 31, 1995

Type of Compensation/Reimbursement(1)             Expense
-------------------------------------    -------------------------
                                          1995     1994     1993
                                         -------  -------  -------
Compensation:
  Operations                             $   (2)  $   (2)  $   (2)
  Gas Marketing                          $   (3)  $   (3)  $   (3)

Reimbursements:
  General and Administrative,
    Geological, and Engineering
    Expenses and Direct Expenses(4)      $24,876  $24,876  $24,636
----------

(1) The authority for all of such compensation and reimbursement is the limited partnership agreement of the Program. With respect to the Operations activities noted in the table, management believes that such compensation is equal to or less than that charged by unaffiliated persons in the same geographic areas and under the same conditions.
(2) Affiliates of the Program serve as operator of some of the Program's wells. Dyco, as General Partner, contracts with such affiliates for services as operator of the wells. As operator, such affiliates are compensated at rates provided in the operating agreements in effect and charged to all parties to such agreement. The dollar amount of such compensation paid by the Program to such affiliates is impossible to quantify as of the date of this Annual Report.
(3) Premier, an affiliate of the Program until December 6, 1995, purchased a portion of the Program's gas at market prices and resold such gas at market prices directly to end-users and local distribution companies. For the years ended December 31, 1995, 1994, and 1993, the Program sold $175,522, $198,526, and
     $222,772, respectively, of gas to Premier.
(4) The Program reimburses Dyco and its affiliates for reasonable and necessary general and administrative, geological, and engineering expenses and direct expenses incurred in connection with their management and operation of the Program. The directors, officers, and employees of Dyco and its affiliates receive no direct remuneration from the Program for their services to the Program. See "Salary Reimbursement Table" below. The allocable general and administrative, geological, and engineering expenses are apportioned on a reasonable basis between the Program's business and all other oil and natural gas activities of Dyco and its affiliates, including Dyco's management and operation of affiliated oil and gas limited partnerships. The allocation to the Program of these costs is made by Dyco as General Partner.


     As noted in the Compensation/Reimbursement Table above, the directors, officers, and employees of Dyco and their affiliates receive no direct remuneration from the Program for their services. However, to the extent such services represent direct involvement with the Program, as opposed to general corporate functions, such persons' salaries are allocated to and reimbursed by the Program. Such allocation to the Program's general and administrative, geological, and engineering expenses of the salaries of directors, officers, and employees of Dyco and its affiliates is based on internal records maintained by Dyco and its affiliates, and represents investor relations, legal, accounting, data processing, management, and other functions directly attributable to the Program's operations. The following table indicates the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of Dyco and its affiliates for the three years ended December 31, 1995:

                                      Salary Reimbursement

                              Three Years Ended December 31, 1995

                                                         Long Term Compensation
                                                     -------------------------------
                            Annual Compensation             Awards           Payouts
                         -------------------------   ---------------------   -------
                                                                   Securi-
                                            Other                   ties                 All
     Name                                   Annual   Restricted    Under-               Other
      and                                  Compen-     Stock       lying      LTIP     Compen-
   Principal             Salary     Bonus  sation     Award(s)    Options/   Payouts   sation
   Position       Year     ($)       ($)     ($)        ($)        SARs(#)     ($)       ($)
---------------   ----   -------   ------- -------   ----------   --------   -------   -------
C. Philip
Tholen,
President,
Chief Executive
Officer<F1>       1993     -         -       -         -            -          -         -
                  1994     -         -       -         -            -          -         -
                  1995     -         -       -         -            -          -         -

All Executive
Officers,
Directors,
and Employees
as a group<F2>    1993   $13,057     -       -         -            -          -         -
                  1994   $13,557     -       -         -            -          -         -
                  1995   $13,582     -       -         -            -          -         -

----------

<F1>  The general  and administrative expenses  paid by the  Program and attributable  to salary reimbursements do not include any salary or other compensation attributable to Mr. Tholen.
<F2>  No officer  or director  of  Dyco or  its affiliates  provides full-time  services to  the
      Program and no  individual's salary or other  compensation reimbursement from the  Program equals or exceeds $100,000 per annum.

     In addition to the compensation/reimbursements noted above, during the 3 years ended December 31, 1995, the Samson Companies were in the business of supplying field and drilling equipment and services to affiliated and unaffiliated parties in the industry. These companies may have provided equipment and services for wells in which the Program has an interest. These equipment and services were provided at prices or rates equal to or less than those normally charged in the same or comparable geographic area by unaffiliated persons or companies dealing at arm's length. The operators of these wells bill the Program for a portion of such costs based upon the Program's interest in the well.


ITEM 12.  SECURITY   OWNERSHIP  OF   CERTAIN  BENEFICIAL   OWNERS  AND
          MANAGEMENT

     The following table provides information as to the beneficial ownership of the Program's Units as of December 31, 1995 by each beneficial owner of more than 5% of the issued and outstanding Units and by the directors, officers, and affiliates of Dyco. The address of each of such persons is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.


                                             Number of Units
                                              Beneficially
                                             Owned (Percent
            Beneficial Owner                 of Outstanding)
     -------------------------------         ---------------

     Samson Properties Incorporated          1005.74 (41.5%)

     All directors, officers, and
       affiliates of Dyco as a group
       and Dyco (8 persons)                  1005.74 (41.5%)


     To the best knowledge of the Program and Dyco, there were no officers, directors, or 5% owners who were delinquent filers of reports required under section 16 of the Securities Exchange Act of 1934.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Dyco and certain of its affiliates engage in oil and gas activities independently of the Program which result in conflicts of interest that cannot be totally eliminated. The allocation of acquisition and drilling opportunities and the nature of the compensation arrangements between the Program and Dyco also create potential conflicts of interest. Affiliates of the Program own a significant amount of the Program's Units and therefore have an identity of interest with other limited partners with respect to the operations of the Program.

     In order to attempt to assure limited liability for limited partners as well as an orderly conduct of business, management of the Program is exercised solely by Dyco. The partnership agreement of the Program grants Dyco broad discretionary authority with respect to the Program's participation in drilling prospects and expenditure and control of funds, including borrowings. These provisions are similar to those contained in prospectuses and partnership agreements for other public oil and gas drilling partnerships. Broad discretion as to general management of the Program involves circumstances where Dyco has conflicts of interest and where it must allocate costs and expenses, or opportunities, among the Program and other competing interests.

     Dyco does not devote all of its time, efforts, and personnel exclusively to the Program. Furthermore, the Program does not have any employees, but instead relies on the personnel of the Samson Companies. The Program thus competes with the Samson Companies (including other currently sponsored oil and gas programs) for the time and resources of such personnel. The Samson Companies devote such time and personnel to the management of the Program as are indicated by the circumstances and as are consistent with Dyco's fiduciary duties.

     Affiliates of the Program are solely responsible for the negotia-tion, administration, and enforcement of oil and gas sales agreements covering the Program's leasehold interests. Until December 6, 1995, Dyco had delegated the negotiation, administration, and enforcement of its gas sales agreements to Premier. In addition to providing such administrative services, Premier purchased and resold gas directly to end-users and local distribution companies. Because affiliates of the Program who provide services to the Program have fiduciary or other duties to other members of the Samson Companies, contract amendments and negotiating positions taken by them in their effort to enforce contracts with purchasers may not necessarily represent the positions that the Program would take if it were to administer its own contracts without involvement with other members of the Samson Companies. On the other hand, management believes that the Program's negotiating strength and contractual positions have been enhanced by virtue of its affiliation with the Samson Companies.

     For a description of certain other relationships and related transactions see "Item 11. Executive Compensation."


                                PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K

          (a) Financial Statements and Schedules. The following financial statements and schedules for the Program as of December 31, 1995 and 1994 and for the years ended December 31, 1995, 1994, and 1993 are filed as part of this report.

          (1)  Financial Statements:
               Report of Independent Accountants
               Balance Sheets
               Statements of Operations
               Statements of Partners' Capital
               Statements of Cash Flows
               Notes to Financial Statements

          (2)  Financial Statement Schedules:

               None

          All other schedules have been omitted since the required information is presented in the Financial Statements or is not applicable.

          (b)  Reports on Form 8-K for the fourth quarter of 1995:

               None.

          (c)  Exhibits:

               4.1 Drilling Agreement dated April 1, 1978 for Dyco Drilling Program 1978-1 by and between the Dyco Oil and Gas Program 1978-1, Dyco Petroleum Corporation, and Jaye F. Dyer filed as Exhibit 4.1 to Annual Report on Form 10-K for the year ended December 31, 1991 on April 10, 1992 and is hereby incorporated by reference.

               4.2 Program Agreement dated April 1, 1978 for Dyco Oil and Gas Program 1978-1 by and between Dyco Petroleum Corporation and Participants filed as
                    Exhibit 4.2 to Annual Report on Form 10-K for the year ended December 31, 1991 on April 10, 1992 and is hereby incorporated by reference.

               4.3 Amendment to Program Agreement for Dyco Oil and Gas Program 1978-1 dated February 9, 1989 filed as
                    Exhibit 4.3 to Annual Report on Form 10-K for the year ended December 31, 1991 on April 10, 1992 and is hereby incorporated by reference.

               4.4 Certificate of Limited Partnership for Dyco Oil and Gas Program 1978-1 Limited Partnership filed as Exhibit 4.3 to Annual Report on Form 10-K for the year ended December 31, 1991 on April 10, 1992 and is hereby incorporated by reference.

               27.1 Financial   Data   Schedule   containing   summary
                    financial information extracted from the Dyco Oil and Gas Program 1978-1 Limited Partnership's financial statements as of December 31, 1995 and for the year ended December 31, 1995.

               All other Exhibits are omitted as inapplicable.

                              SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                              DYCO OIL AND GAS PROGRAM 1978-1
                              LIMITED PARTNERSHIP

                              By:  DYCO PETROLEUM CORPORATION
                                   General Partner
                                   February 14, 1996

                              By:  /s/C. Philip Tholen
                                   ------------------------------
                                   C. Philip Tholen
                                   Chief Executive Officer
                                   and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:  /s/C. Philip Tholen    Chief Executive        Feb. 14, 1996
     -------------------    Officer, President,
        C. Philip Tholen    and Chairman of the
                            Board (Principal
                            Executive Officer)

     /s/Dennis R. Neill     Senior Vice            Feb. 14, 1996
     -------------------    President and
        Dennis R. Neill     Director

     /s/Jack A. Canon       Senior Vice            Feb. 14, 1996
     -------------------    President -
        Jack A. Canon       General Counsel
                            and Director

     /s/Patrick M. Hall     Senior Vice            Feb. 14, 1996
     -------------------    President -
        Patrick M. Hall     Controller
                            (Principal
                            Accounting Officer)

     /s/Annabel M. Jones    Secretary              Feb. 14, 1996
     -------------------
        Annabel M. Jones

     /s/Judy F. Hughes      Treasurer              Feb. 14, 1996
     -------------------
        Judy F. Hughes

                           INDEX TO EXHIBITS


Exhibit
Number         Description
-------        -----------

4.1 Drilling Agreement dated April 1, 1978 for Dyco Drilling Program 1978-1 by and between the Dyco Oil and Gas Program 1978-1, Dyco Petroleum Corporation, and Jaye F. Dyer filed as Exhibit 4.1 to Annual Report on Form 10-K for the year ended December 31, 1991 on April 10, 1992 and is hereby incorporated by reference.

4.2 Program Agreement dated April 1, 1978 for Dyco Oil and Gas Program 1978-1 by and between Dyco Petroleum Corporation and Participants filed as Exhibit 4.2 to Annual Report on Form 10-K for the year ended December 31, 1991 on April 10, 1992 and is hereby incorporated by reference.

4.3 Amendment to Program Agreement for Dyco Oil and Gas Program 1978-1 dated February 9, 1989 filed as
               Exhibit 4.3 to Annual Report on Form 10-K for the year ended December 31, 1991 on April 10, 1992 and is hereby incorporated by reference.

4.4 Certificate of Limited Partnership for Dyco Oil and Gas Program 1978-1 Limited Partnership filed as Exhibit 4.3 to Annual Report on Form 10-K for the year ended December 31, 1991 on April 10, 1992 and is hereby incorporated by reference.

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1978-1 Limited Partnership's financial statements as of December 31, 1995 and for the year ended December 31, 1995.