Form 10-Q
period 1996-03-31
DYCO 1978 OIL & GAS PROGRAMS/OLD/
filed 1996-05-06
CIK 215718

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549



                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended                   Commission File Number
         March 31, 1996                       2-59769-03


                    DYCO OIL AND GAS PROGRAM 1978-1
                        (A LIMITED PARTNERSHIP)
         (Exact Name of Registrant as specified in its charter)


          Minnesota                          41-1343930
   (State or other jurisdiction    (I.R.S. Employer Identification
 of incorporation or organization)             Number)




     Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                              (Unaudited)


                                ASSETS
                                              March 31, December 31,
                                                1996        1995
                                             ---------- ------------

CURRENT ASSETS:
   Cash and cash equivalents  . . . . . .     $ 50,288     $ 29,217
   Accrued oil and gas sales, including
     $22,308 due from related parties
     in 1995 (Note 2) . . . . . . . . . .       30,508       30,588
                                              --------     --------
      Total current assets  . . . . . . .     $ 80,796     $ 59,805

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method . . . . . . . . .      212,287      220,435

DEFERRED CHARGE . . . . . . . . . . . . .       43,371       43,371
                                              --------     --------
                                              $336,454     $323,611
                                              ========     ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable . . . . . . . . . . .     $  4,200     $  3,811
   Gas imbalance payable  . . . . . . . .        4,762        4,762
                                              --------     --------
     Total current liabilities  . . . . .     $  8,962     $  8,573

ACCRUED LIABILITY . . . . . . . . . . . .       23,848       23,848

CONTINGENCIES (Note 3)

PARTNERS' CAPITAL:
   General Partner, issued and outstanding,
     24 units . . . . . . . . . . . . . .        3,037        2,912
   Limited Partners, issued and outstanding,
     2,400 units  . . . . . . . . . . . .      300,607      288,278
                                              --------     --------
      Total Partners' capital . . . . . .     $303,644     $291,190
                                              --------     --------
                                              $336,454     $323,611
                                              ========     ========


               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1978-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)


                                                1996         1995
                                             ----------    ---------

REVENUES:
   Oil and gas sales, including
     $27,291 of sales to related
     parties in 1995 (Note 2) . . . . . .      $46,783      $32,288
   Interest . . . . . . . . . . . . . . .          228          413
                                               -------      -------
                                               $47,011      $32,701
                                               -------      -------
COSTS AND EXPENSES:
   Oil and gas production . . . . . . . .      $16,063      $12,171
   Depreciation, depletion, and amortization of
     oil and gas properties . . . . . . .        8,312       11,044
   General and administrative (Note 2)  .       10,182        9,800
                                               -------      -------
                                               $34,557      $33,015
                                               -------      -------

NET INCOME (LOSS) . . . . . . . . . . . .      $12,454     ($   314)
                                               =======      =======
GENERAL PARTNER (1%) - net income (loss)       $   125     ($     3)
                                               =======      =======
LIMITED PARTNERS (99%) - net income (loss)     $12,329     ($   311)
                                               =======      =======
NET INCOME (LOSS) PER UNIT  . . . . . . .      $     5     ($   .13)
                                               =======      =======
UNITS OUTSTANDING . . . . . . . . . . . .        2,424        2,424
                                               =======      =======


               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1978-1 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)


                                                1996         1995
                                             ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)  . . . . . . . . . .      $12,454     ($   314)
   Adjustments to reconcile net income (loss)
     to net cash provided by operating
    activities:
     Depreciation, depletion, and amortization
       of oil and gas properties  . . . .        8,312       11,044
     Decrease in accrued oil gas sales              80        5,841
     Increase (decrease) in accounts
        payable   . . . . . . . . . . . .          389     (    163)
                                               -------      -------
     Net cash provided by operating
      activities  . . . . . . . . . . . .      $21,235      $16,408
                                               -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties  .     ($   164)     $   -
                                               -------      -------
     Net cash used by investing activities    ($   164)     $   -
                                               -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions . . . . . . . . . .      $   -        $   -
                                               -------      -------
      Net cash used by financing activities    $   -        $   -
                                               -------      -------

NET INCREASE IN CASH AND CASH EQUIVALENTS      $21,071      $16,408

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD . . . . . . . . . . . . . . . .       29,217       35,769
                                               -------      -------
CASH AND CASH EQUIVALENTS AT END OF
PERIOD  . . . . . . . . . . . . . . . . .      $50,288      $52,177
                                               =======      =======



               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1978-1 LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1996
                              (Unaudited)


1. ACCOUNTING POLICIES
   -------------------

   The balance sheet as of March 31, 1996, statements of operations for the three months ended March 31, 1996 and 1995, and statements of cash flows for the three months ended March 31, 1996 and 1995 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1978-1 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1996, results of operations for the three months ended March 31, 1996 and 1995, and changes in cash flows for the three months ended March 31, 1996 and 1995 have been made.

   Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

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

2. TRANSACTIONS WITH RELATED PARTIES
   ---------------------------------

   Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended March 31, 1996 and 1995 the Program incurred such expenses totaling $10,182 and $9,800, respectively, of which $6,219 and $6,219 were paid to Dyco.

   Affiliates of the Program are the operators of certain of the Program's properties and their policy is to bill the Program for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

   The Program sold gas at market prices to Premier Gas Company ("Premier") and Premier then resold such gas to third parties at market prices. Premier was an affiliate of the Program until December 6, 1995. During the three months ended March 31, 1995 these sales for the Program totaled $27,291. At December 31, 1995, accrued oil and gas sales included $22,308 due from Premier.


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

   On March 5, 1992, Walter K. Spurlin, et al. filed a lawsuit against Dyco in which the plaintiffs alleged that Dyco, as operator of one of the Program's wells, failed to respond to their request for an accounting of production. The plaintiffs are seeking a full accounting of all production from the well and judgment for breach of contract and their alleged share of the proceeds from certain gas contract settlements. The plaintiffs have not quantified the amount of their alleged damages. Dyco has filed its answer in the matter in which it denied all of the plaintiffs' allegations and discovery is ongoing. Dyco intends to vigorously defend the lawsuit. On April 21, 1993, Dyco's motion to dismiss plaintiffs' claim for tortious breach of contract was granted, thereby eliminating any punitive damages claims. As of the date of these financial statements, management cannot determine the amount of alleged damages which would be allocable to the Program; however, it is possible that events could change in the future resulting in a material liability to the Program.

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


RESULTS OF OPERATIONS
- ---------------------

     THREE MONTHS ENDED MARCH 31, 1996 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995.
                                        Three months ended March 31,
                                     --------------------------------
                                          1996            1995
                                          ----            ----
        Oil and gas sales                $46,783         $32,288
        Oil and gas production expenses  $16,063         $12,171
        Barrels produced                     224             167
        Mcf produced                      23,321          24,645
        Average price/Bbl                $ 16.50         $ 10.68
        Average price/Mcf                $  1.85         $  1.24

     As shown in the table, oil and natural gas sales increased 44.9% for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This increase resulted from the increase in the average prices of oil and natural gas sold and the increase in the volumes of oil sold during the three months ended March 31, 1996, partially offset by the decrease in the volumes of natural gas sold during the similar period. Volumes of oil sold increased by 57 barrels, while the volumes of natural gas sold decreased by 1,324 Mcf for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. The increase in the volumes of oil sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 resulted primarily from the improved production capabilities due to recent workover activities on one well. Average oil and natural gas prices increased to $16.50 per barrel and $1.85 per Mcf, respectively, for the three months ended March 31, 1996 from $10.68 per barrel and $1.24 per Mcf, respectively, for the three months ended March 31, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $3,892 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This increase was primarily a result of workover charges incurred on one of the Program's wells during the three months ended March 31, 1996 to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 34.3% for the three months ended March 31, 1996 from 37.7% for the three months ended March 31, 1995. This percentage decrease was primarily a result of the increase in the average prices of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995

     Depreciation, depletion, and amortization of oil and gas properties decreased $2,732 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decrease resulted primarily from a significant upward revision in the estimate of the Program's remaining natural gas reserves. As a percentage of oil and gas sales, this expense decreased to 17.8% for the three months ended March 31, 1996 from 34.2% for the three months ended March 31, 1995. This decrease was primarily a result of the increase in the average prices of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

     General and administrative expenses increased slightly by $382 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. As a percentage of oil and gas sales, these expenses decreased to 21.8% for the three months ended March 31, 1996 from 30.4% for the three months ended March 31, 1995. This percentage decrease was primarily due to the increase in the average prices of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

                      PART II:  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1978-1 Limited Partnership's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.

     (b)  Reports on Form 8-K

          None

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         DYCO OIL AND GAS PROGRAM 1978-1 LIMITED
                         PARTNERSHIP

                              (Registrant)


                         By:  DYCO PETROLEUM CORPORATION

                              General Partner




Date:     May 3, 1996    By:        /s/Dennis R. Neill
                              --------------------------
                                   (Signature)
                                   Dennis R. Neill
                                   Senior Vice President



Date:     May 3, 1996    By:        /s/Patrick M. Hall
                              ----------------------------
                                   (Signature)
                                   Patrick M. Hall
                                   Senior Vice President - Controller
                                   Principal Accounting Officer

                           INDEX TO EXHIBITS
                           -----------------

Number              Description
- ------              ------------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1978-1 Limited Partnership's financial statements as of March 31, 1996 and for the three months ended
                    March  31, 1996, filed herewith.


                    All other exhibits are omitted as inapplicable.