Form 10-Q
period 1996-06-30
DYCO 1978 OIL & GAS PROGRAMS/OLD/
filed 1996-08-06
CIK 215718

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549



                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended              Commission File Number
         June 30, 1996                         0-8881


                    DYCO OIL AND GAS PROGRAM 1978-1
                        (A LIMITED PARTNERSHIP)
         (Exact Name of Registrant as specified in its charter)

              Minnesota                  41-1343930
     (State or other jurisdiction   (I.R.S. Employer Identification
        of incorporation or         Number)
             organization)




     Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                              (Unaudited)

                                ASSETS
                                         June 30,  December 31,
                                           1996        1995
                                         --------  ------------

CURRENT ASSETS:
  Cash and cash equivalents              $ 34,736      $ 29,217
  Accrued oil and gas sales, including
   $22,308 due from related parties
   in 1995 (Note 2)                        30,359        30,588
                                         --------      --------
     Total current assets                $ 65,095      $ 59,805

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                    203,217       220,435

DEFERRED CHARGE                            43,371        43,371
                                         --------      --------
                                         $311,683      $323,611
                                         ========      ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                       $  2,720      $  3,811
  Gas imbalance payable                     4,762         4,762
                                         --------      --------
     Total current liabilities           $  7,482      $  8,573

ACCRUED LIABILITY                          23,848        23,848

CONTINGENCIES (Note 3)

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 24 units                    2,803         2,912
  Limited Partners, issued and
   outstanding 2,400 units                277,550       288,278
                                         --------      --------
     Total Partners' capital             $280,353      $291,190
                                         --------      --------
                                         $311,683      $323,611
                                         ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1978-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)


                                          1996          1995
                                         -------      --------

REVENUES:
  Oil and gas sales, including
   $24,972 of sales to related
   parties in 1995 (Note 2)              $50,698       $33,576
  Interest                                   563           520
                                         -------       -------
                                         $51,261       $34,096

COST AND EXPENSES:
  Oil and gas production                 $ 8,773       $13,197
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              8,985        12,246
  General and administrative (Note 2)      8,314         8,906
                                         -------       -------
                                         $26,072       $34,349
                                         -------       -------

NET INCOME (LOSS)                        $25,189      ($   253)
                                         =======       =======
GENERAL PARTNER (1%) - net
  income (loss)                          $   252      ($     3)
                                         =======       =======
LIMITED PARTNERS (99%) - net
  income (loss)                          $24,937      ($   250)
                                         =======       =======
NET INCOME (LOSS) PER UNIT               $    10       $   -
                                         =======       =======
UNITS OUTSTANDING                          2,424         2,424
                                         =======       =======

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1978-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)


                                          1996          1995
                                        --------       -------

REVENUES:
  Oil and gas sales, including
   $52,263 of sales to related
   parties in 1995 (Note 2)              $97,481       $65,864
  Interest                                   791           933
                                         -------       -------
                                         $98,272       $66,797

COST AND EXPENSES:
  Oil and gas production                 $24,836       $25,368
  Depreciation, depletion, and
   amortization of oil and gas
   properties                             17,297        23,290
  General and administrative (Note 2)     18,496        18,706
                                         -------       -------
                                         $60,629       $67,364
                                         -------       -------

NET INCOME (LOSS)                        $37,643      ($   567)
                                         =======       =======
GENERAL PARTNER (1%) - net
  income (loss)                          $   376      ($     6)
                                         =======       =======
LIMITED PARTNERS (99%) - net
  income (loss)                          $37,267      ($   561)
                                         =======       =======
NET INCOME (LOSS) PER UNIT               $    16       $   -
                                         =======       =======
UNITS OUTSTANDING                          2,424         2,424
                                         =======       =======


               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1978-1 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                          1996          1995
                                        --------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                      $37,643      ($   567)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                           17,297        23,290
   Decrease in accrued oil and gas
     sales                                   229         4,279
   Increase (decrease) in accounts
     payable                            (  1,091)          528
                                         -------       -------
   Net cash provided by operating
     activities                          $54,078       $27,530
                                         -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas properties   ($   163)     ($ 8,314)
  Retirements of oil and gas
   properties                                 84           -
                                         -------       -------
   Net cash used by investing
     activities                         ($    79)     ($ 8,314)
                                         -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                    ($48,480)      $   -
                                         -------       -------
   Net cash used by financing
     activities                         ($48,480)      $   -
                                         -------       -------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                            $ 5,519       $19,216

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                     29,217        35,769
                                         -------       -------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $34,736       $54,985
                                         =======       =======

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1978-1 LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1996
                              (Unaudited)


1.   ACCOUNTING POLICIES
     -------------------

     The balance sheet as of June 30, 1996, statements of operations for the three and six months ended June 30, 1996 and 1995, and statements of cash flows for the six months ended June 30, 1996 and 1995 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1978-1 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1996, results of operations for the three and six months ended June 30, 1996 and 1995, and changes in cash flows for the six months ended June 30, 1996 and 1995 have been made.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended June 30, 1996 and 1995 the Program incurred such expenses totaling $8,314 and $8,906, respectively, of which $6,219 and $6,219 were paid to Dyco. During the six months ended June 30, 1996 and 1995 the Program incurred such expenses totaling $18,496 and $18,706, respectively, of which $12,438 and $12,438 were paid to Dyco.

     Affiliates of the Program are the operators of certain of the Program's properties and their policy is to bill the Program for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

     The Program sold gas at market prices to Premier Gas Company ("Premier") and Premier then resold such gas to third parties at market prices. Premier was an affiliate of the Program until December 6, 1995. During the three months ended June 30, 1995 these sales for the Program totaled $24,972. During the six months ended June 30, 1995 these sales for the Program totaled $52,263. At December 31, 1995, accrued oil and gas sales included $22,308 due from Premier.

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

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS
- ---------------------

     THREE MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995.
                                      Three months ended June 30,
                                      ---------------------------
                                          1996            1995
                                        -------          -------
      Oil and gas sales                 $50,698          $33,576
      Oil and gas production expenses   $ 8,773          $13,197
      Barrels produced                      278              255
      Mcf produced                       23,362           21,004
      Average price/Bbl                 $ 17.27          $ 18.40
      Average price/Mcf                 $  1.96          $  1.38

     As shown in the table, oil and natural gas sales increased $17,122 (51.0%) for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Of this increase, $12,182 was related to the increase in the average price of natural gas sold and an $4,622 increase was related to the increase in the volumes of natural gas sold. Volumes of oil and natural gas sold increased by 23 barrels and 2,358 Mcf for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. The increase in the volumes of natural gas sold resulted primarily from the purchaser on one well receiving excess gas due to pipeline difficulties during the three months ended June 30, 1996. Average oil prices decreased to $17.27 per barrel for the three months ended June 30, 1996 from an average of $18.40 per barrel for the three months ended June 30, 1995, while the average price of natural gas sold increased to $1.96 per Mcf for the three months ended June 30, 1996 from an average of $1.38 per Mcf for the three months ended June 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $4,424 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. The decrease resulted primarily from (i) positive prior period adjustments related to general operating expenses on one well made by the operator during the three months ended June 30, 1995 and (ii) reduction of compression expenses due to the release of a compressor on another well during the three months ended June 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 17.3% for the three months ended June 30, 1996 from 39.3% for the three months ended June 30, 1995. This percentage decrease was primarily a result of the increase in the average price of natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $3,261 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease resulted primarily from a significant upward revision in the estimate of the Program's remaining natural gas reserves as of December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 17.7% for the three months ended June 30, 1996 from 36.5% for the three months ended June 30, 1995. This percentage decrease was primarily a result of the increase in the average price of natural gas sold during the three months ended June 30, 1996.

     General and administrative expenses decreased by $592 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease resulted primarily from a decrease in printing and postage fees during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 16.4% for the three months ended June 30, 1996 from 26.5% for the three months ended June 30, 1995. This percentage decrease was primarily due to the increase in the average price of natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     SIX MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995.
                                       Six months ended June 30,
                                      ---------------------------
                                          1996            1995
                                        -------          -------
      Oil and gas sales                 $97,481          $65,864
      Oil and gas production expenses   $24,836          $25,368
      Barrels produced                      502              422
      Mcf produced                       46,683           45,649
      Average price/Bbl                 $ 16.93          $ 15.34
      Average price/Mcf                 $  1.91          $  1.30

     As shown in the table, oil and natural gas sales increased $31,617 (48.0%) for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Of this increase, $27,846 was related to the increase in the average price of natural gas sold. Volumes of oil and natural gas sold increased by 80 barrels and 1,034 Mcf, respectively, for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The increase in the volumes of natural gas sold resulted primarily from the purchaser on one well receiving excess gas due to pipeline difficulties during the six months ended June 30, 1996. Average oil and natural gas prices increased to $16.93 per barrel and $1.91 per Mcf for the six months ended June 30, 1996 from $15.34 per barrel and $1.30 per Mcf for the six months ended June 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased by $532 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The decrease resulted primarily from (i) positive prior period adjustments related to general operating expenses on one well made by the operator during the six months ended June 30, 1995 and (ii) a reduction of compression expenses due to the release of a compressor on another well during the six months ended June 30, 1996, partially offset by the increases in production taxes following the increases in volumes of oil and natural gas sold during the six months ended June 30, 1996 as compared to June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 25.5% for the six months ended June 30, 1996 from 38.5% for the six months ended June 30, 1995. This percentage decrease was primarily a result of increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $5,993 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease resulted primarily from a significant upward revision in the estimate of the Program's remaining natural gas reserves as of December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 17.7% for the six months ended June 30, 1996 from 35.4% for the six months ended June 30, 1995. This percentage decrease was primarily a result of increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     General and administrative expenses remained relatively constant for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 19.0% for the six months ended June 30, 1996 from 28.4% for the six months ended June 30, 1995. This percentage decrease was primarily due to increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

                      PART II:  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits


          27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1978-1 Limited Partnership's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

     (b)  Reports on Form 8-K

          None

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         DYCO  OIL  AND  GAS  PROGRAM  1978-1  LIMITED
                         PARTNERSHIP

                              (Registrant)


                         By:  DYCO PETROLEUM CORPORATION

                              General Partner




Date:  August 6, 1996    By:        /s/Dennis R. Neill
                            --------------------------------------
                                   (Signature)
                                   Dennis R. Neill
                                   President



Date:  August 6, 1996    By:        /s/Drew S. Phillips
                            --------------------------------------
                                   (Signature)
                                   Drew S. Phillips
                                   Chief Financial Officer

                           INDEX TO EXHIBITS


NUMBER    DESCRIPTION
- ------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1978-1 Limited Partnership's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

          All other exhibits are omitted as inapplicable.