Form 10-Q
period 1996-09-30
DYCO 1978 OIL & GAS PROGRAMS/OLD/
filed 1996-10-29
CIK 215718

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549



                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended              Commission File Number
       September 30, 1996                      0-8881


                    DYCO OIL AND GAS PROGRAM 1978-1
                        (A LIMITED PARTNERSHIP)
         (Exact Name of Registrant as specified in its charter)

              Minnesota                      41-1343930
     (State or other jurisdiction   (I.R.S. Employer Identification
        of incorporation or              Number)
             organization)




     Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                              (Unaudited)

                                ASSETS
                                     September 30,  December 31,
                                         1996          1995
                                     -------------  ------------
CURRENT ASSETS:
  Cash and cash equivalents              $ 90,795      $ 29,217
  Accrued oil and gas sales, including
   $22,308 due from related parties
   in 1995 (Note 2)                        31,256        30,588
                                         --------      --------
     Total current assets                $122,051      $ 59,805

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                    169,591       220,435

DEFERRED CHARGE                            43,371        43,371
                                         --------      --------
                                         $335,013      $323,611
                                         ========      ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                       $  2,979      $  3,811
  Gas imbalance payable                     4,762         4,762
                                         --------      --------
     Total current liabilities           $  7,741      $  8,573

ACCRUED LIABILITY                          23,848        23,848

CONTINGENCIES (Note 3)

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 24 units                    3,034         2,912
  Limited Partners, issued and
   outstanding, 2,400 units               300,390       288,278
                                         --------      --------
     Total Partners' capital             $303,424      $291,190
                                         --------      --------
                                         $335,013      $323,611
                                         ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1978-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)


                                          1996          1995
                                         -------      --------

REVENUES:
  Oil and gas sales, including
   $73,913 of sales to related
   parties in 1995 (Note 2)              $61,485       $77,571
  Interest                                   369           499
                                         -------       -------
                                         $61,854       $78,070

COST AND EXPENSES:
  Oil and gas production                 $23,989       $18,141
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              7,623        27,104
  Impairment provision (Note 1)              -          13,949
  General and administrative (Note 2)      7,171         7,011
                                         -------       -------
                                         $38,783       $66,205
                                         -------       -------

NET INCOME                               $23,071       $11,865
                                         =======       =======
GENERAL PARTNER (1%) - net income        $   231       $   119
                                         =======       =======
LIMITED PARTNERS (99%) - net income      $22,840       $11,746
                                         =======       =======
NET INCOME PER UNIT                      $  9.52       $  4.89
                                         =======       =======
UNITS OUTSTANDING                          2,424         2,424
                                         =======       =======

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1978-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)


                                          1996          1995
                                        --------      --------

REVENUES:
  Oil and gas sales, including
   $126,176 of sales to related
   parties in 1995 (Note 2)             $158,966      $143,435
  Interest                                 1,160         1,432
                                        --------      --------
                                        $160,126      $144,867

COST AND EXPENSES:
  Oil and gas production                $ 48,825      $ 43,509
  Depreciation, depletion, and
   amortization of oil and gas
   properties                             24,920        50,394
  Impairment provision (Note 1)              -          13,949
  General and administrative (Note 2)     25,667        25,717
                                        --------      --------
                                        $ 99,412      $133,569
                                        --------      --------

NET INCOME                              $ 60,714      $ 11,298
                                        ========      ========
GENERAL PARTNER (1%) - net income       $    607      $    113
                                        ========      ========
LIMITED PARTNERS (99%) - net income     $ 60,107      $ 11,185
                                        ========      ========
NET INCOME PER UNIT                     $  25.05      $   4.66
                                        ========      ========
UNITS OUTSTANDING                          2,424         2,424
                                        ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1978-1 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                          1996          1995
                                        --------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $60,714      $ 11,298
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                           24,920        50,394
   Impairment provision                      -          13,949
   (Increase) decrease in accrued oil
     and gas sales                      (    668)          840
   Decrease in accounts payable         (    832)    (     758)
                                         -------      --------
   Net cash provided by operating
     activities                          $84,134      $ 75,723
                                         -------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas properties   ($   215)    ($  8,386)
  Retirements of oil and gas
   properties                             26,139           546
                                         -------      --------
   Net cash provided (used) by
     investing activities                $25,924     ($  7,840)
                                         -------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                    ($48,480)     $    -
                                         -------      --------
   Net cash used by financing
     activities                         ($48,480)     $    -
                                         -------      --------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                            $61,578      $ 67,833

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                     29,217        35,769
                                         -------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $90,795      $103,652
                                         =======      ========


               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1978-1 LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1996
                              (Unaudited)


1.   ACCOUNTING POLICIES
     -------------------

     The balance sheet as of September 30, 1996, statements of operations for the three and nine months ended September 30, 1996 and 1995, and statements of cash flows for the nine months ended September 30, 1996 and 1995 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1978-1 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1996, results of operations for the three and nine months ended September 30, 1996 and 1995, and changes in cash flows for the nine months ended September 30, 1996 and 1995 have been made.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

     The limited partners' net income or loss per unit is based upon each $5,000 initial capital contribution.


     OIL AND GAS PROPERTIES
     ----------------------

     Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission), the excess is charged to expense in the period during which such excess occurs. At September 30, 1995 the unamortized cost of oil and gas properties exceeded the full cost pool by $13,949. This excess was charged to expense during the three and nine months ended September 30, 1995. No such provision was necessary for the three and nine months ended September 30, 1996. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

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


2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 1996 and 1995 the Program incurred such expenses totaling $7,171 and $7,011, respectively, of which
     $6,219 and $6,219 were paid to Dyco. During the nine months ended September 30, 1996 and 1995 the Program incurred such expenses totaling $25,667 and $25,717, respectively, of which $18,657 and $18,657 were paid to Dyco.

     Affiliates of the Program are the operators of certain of the Program's properties and their policy is to bill the Program for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

     The Program sold gas at market prices to Premier Gas Company ("Premier") and Premier then resold such gas to third parties at market prices. Premier was an affiliate of the Program until December 6, 1995. During the three months ended September 30, 1995 these sales for the Program totaled $73,913. During the nine months ended September 30, 1995 these sales for the Program totaled $126,176. At December 31, 1995, accrued gas sales included $22,308 due from Premier.

3.   CONTINGENCIES
     -------------

     On November 12, 1993, two royalty owners filed a class action lawsuit against Dyco in which the plaintiffs alleged entitlement to a share of the proceeds of a take-or-pay settlement with a gas purchaser which involved one of the Program's wells. This lawsuit is a successor lawsuit to a suit that was filed in 1991 and dismissed in 1993 following a district court's failure to certify a class action. The lawsuit also alleged claims based on breach of contract, bad faith breach of contract, breach of an implied covenant to market, unjust enrichment, and constructive fraud and requested an accounting and a temporary restraining order. The plaintiffs have not quantified the amount of their alleged damages. The district court has certified the matter as a class action. Dyco has denied all of the plaintiffs' allegations and limited discovery is proceeding in the matter. Dyco intends to vigorously defend the lawsuit. On September 10, 1996 the Oklahoma Supreme Court ruled in a separate lawsuit that owners of royalty interests in Oklahoma oil and gas properties do not have the right to share in the proceeds of take-or-pay settlements. Such ruling is not yet final. As of the date of these financial statements, management cannot determine the amount of any alleged damages which would be allocable to the Program; however, it is possible that events could change in the future resulting in a material liability to the Program.

     On March 5, 1992, Walter K. Spurlin, et al. filed a lawsuit against Dyco in which the plaintiffs alleged that Dyco, as operator of one of the Program's wells, failed to respond to their request for an accounting of production. The plaintiffs are seeking a full accounting of all production from the well and judgment for breach of contract and their alleged share of the proceeds from certain gas contract settlements. The plaintiffs have not quantified the amount of their alleged damages. Dyco has filed its answer in the matter in which it denied all of the plaintiffs' allegations and discovery is ongoing. Dyco intends to vigorously defend the lawsuit. On April 21, 1993, Dyco's motion to dismiss plaintiffs' claim for tortious breach of contract was granted, thereby eliminating any punitive damages claims. On September 10, 1996 the Oklahoma Supreme Court ruled in a separate lawsuit that owners of royalty interests in Oklahoma oil and gas properties do not have the right to share in the proceeds of take-or-pay settlements. Such ruling is not yet final. As of the date of these financial statements, management cannot determine the amount of alleged damages which would be allocable to the Program; however, it is possible that events could change in the future resulting in a material liability to the Program.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Net proceeds from the Program's operations less necessary operating capital are distributed to investors on a quarterly basis. The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved or where methods are employed to permit more efficient recovery of the Program's reserves which would result in a
     positive  economic  impact.   Over  the last  several  years, the
     domestic energy industry and the Program has contended with volatile, but generally low, oil and gas prices. Over the past few years, the oil and gas market appears to have moved from periods of relative stability in supply and demand to excess supply and weakened demand. These trends have led to the volatility in pricing and demand noted over the past years.

     The Program's available capital from subscriptions has been spent on oil and gas drilling activities. There should not be any further material capital resource commitments in the future. The Program has no bank debt commitments. Cash for operational purposes will be provided by current oil and gas production.

RESULTS OF OPERATIONS
---------------------

     THREE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995.

                                   Three months ended September 30,
                                   --------------------------------
                                          1996             1995
                                        -------          -------
      Oil and gas sales                 $61,485          $77,571
      Oil and gas production expenses   $23,989          $18,141
      Barrels produced                      730              264
      Mcf produced                       25,691           47,685
      Average price/Bbl                 $ 17.58          $ 13.86
      Average price/Mcf                 $  1.89          $  1.55

     As shown in the table above, oil and natural gas sales decreased $16,086 (20.7%) for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Of this decrease, $41,569 was related to the decrease in the volumes of natural gas sold, partially offset by an increase of $16,213 related to the increase in the average price of natural gas sold and an increase of $8,192 related to the increase in the volumes of oil sold. Volumes of natural gas sold decreased by 21,994 Mcf for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995, while volumes of oil sold increased by 466 barrels for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. The decrease in the volumes of natural gas sold resulted primarily from a positive prior period volume adjustment made by the purchaser on one well during the three months ended September 30, 1995 due to the well reaching payout status in December of 1993. The increase in the volumes of oil sold resulted primarily from the release of previously withheld revenues by the operator of one well due to a production tax adjustment settlement during the three months ended September 30, 1996. Average oil and natural gas prices increased to $17.58 per barrel and $1.89 per Mcf, respectively, for the three months ended September 30, 1996 from $13.86 per barrel and $1.55 per Mcf, respectively, for the three months ended September 30, 1995.

     Oil  and  gas  production  expenses  (including  lease  operating expenses and production taxes) increased $5,848 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This increase resulted primarily from abandonment expenses incurred on one well during the three months ended September 30, 1996. As a percentage of oil and gas sales, these expenses increased to 39.0% for the three months ended September 30, 1996 from 23.4% for the three months ended September 30, 1995. This percentage increase resulted primarily from the increase in abandonment expenses incurred during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $19,481 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This decrease resulted primarily from a significant upward revision in the estimate of the Program's remaining natural gas reserves. As a percentage of oil and gas sales, this expense decreased to 12.4% for the three months ended September 30, 1996 from 34.9% for the three months ended September 30, 1995. This decrease was primarily a result of the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     As a result of declines in natural gas prices during the three months ended September 30, 1995, the Program recognized a non-cash charge against earnings of $13,949 during the three months ended September 30, 1995. This impairment provision for oil and gas properties during the three months ended September 30, 1995 was necessary due to the unamortized costs of oil and gas properties exceeding the present value of the estimated future net revenues from oil and gas properties. No similar charge was necessary for the three months ended September 30, 1996.

     General and administrative expenses increased by $160 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This increase resulted primarily from an increase in printing and postage expenses during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of oil and gas sales, these expenses increased to 11.7% for the three months ended September 30, 1996 from 9.0% for the three months ended September 30, 1995. This percentage increase was primarily due to the decrease in the volumes of natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     NINE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995.

                                    Nine months ended September 30,
                                   --------------------------------
                                         1996             1995
                                       --------         --------
      Oil and gas sales                $158,966         $143,435
      Oil and gas production expenses  $ 48,825         $ 43,509
      Barrels produced                    1,232              686
      Mcf produced                       72,374           93,334
      Average price/Bbl                $  17.31         $  14.77
      Average price/Mcf                $   1.90         $   1.43

     As shown in the table above, oil and natural gas sales increased $15,531 (10.8%) for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Of this increase, $45,609 was related to the increases in the average prices of oil and natural gas sold and $9,451 was related to the increase in the volumes of oil sold, partially offset by a decrease of $39,824 related to the decrease in the volumes of natural gas sold. Volumes of oil sold increased by 546 barrels, while the volumes of natural gas sold decreased by 20,960 Mcf for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. The decrease in the volumes of natural gas sold resulted primarily from a positive prior period volume adjustment made by the purchaser on one well during the nine months ended September 30, 1995 due to the well reaching payout status in December of 1993. The increase in the volumes of oil sold resulted primarily from the release of previously withheld revenues by the operator of one well due to a production tax adjustment settlement during the nine months ended September 30, 1996. Average oil and natural gas prices increased to $17.31 per barrel and $1.90 per Mcf, respectively, for the nine months ended September 30, 1996 from $14.77 per barrel and $1.43 per Mcf, respectively, for the nine months ended September 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased by $5,316 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This increase resulted primarily from
     (i) abandonment expenses incurred on one well during the nine months ended September 30, 1996 and (ii) workover expenses incurred on another well in order to improve the recovery of reserves during the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 30.7% for the nine months ended September 30, 1996 as compared to 30.3% for the nine months ended September 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $25,474 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease resulted primarily from a significant upward revision in the estimate of the Program's remaining natural gas reserves. As a percentage of oil and gas sales, this expense decreased to 15.7% for the nine months ended September 30, 1996 from 35.1% for the nine months ended September 30, 1995. This percentage decrease was primarily a result of the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     As a result of declines in natural gas prices during the nine months ended September 30, 1995, the Program recognized a non-cash charge against earnings of $13,949 during the nine months ended September 30, 1995. This impairment provision for oil and gas properties during the nine months ended September 30, 1995 was necessary due to the unamortized costs of oil and gas properties exceeding the present value of the estimated future net revenues from oil and gas properties. No similar charge was necessary for the nine months ended September 30, 1996.

     General and administrative expenses remained relatively constant for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 16.1% for the nine months ended September 30, 1996 from 17.9% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

                      PART II:  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     On November 12, 1993, two royalty owners filed a class action lawsuit against Dyco Petroleum Corporation ("Dyco") in which the plaintiffs alleged entitlement to a share of the proceeds of a take-or-pay settlement with a gas purchaser which involved the Spurlin Unit #1-23 well (Chandler, et al. v. Dyco, C-93-67, District Court of Dewey County, Oklahoma). This lawsuit is a successor lawsuit to a suit that was filed in 1991 and dismissed in 1993 following a district court's failure to certify a class action (Chandler v. Dyco, C-91-55, District Court of Roger Mills County, Oklahoma). The 1978-1 Program (the "Program") has an approximate 8.7% working interest in the Spurlin Unit #1-23 well. The lawsuit also alleged claims based on breach of contract, bad faith breach of contract, breach of an implied covenant to market, unjust enrichment, and constructive fraud and requested an accounting and a temporary restraining order. The plaintiffs have not quantified the amount of their alleged damages. The district court has certified the matter as a class action. Dyco has denied all of the plaintiffs' allegations and limited discovery is proceeding in the matter. Dyco intends to vigorously defend the lawsuit. On September 10, 1996 the Oklahoma Supreme Court ruled in a separate lawsuit that owners of royalty interests in Oklahoma oil and gas properties do not have the right to share in the proceeds of take-or-pay settlements. Such ruling is not yet final. As of the date of these financial statements, management cannot determine the amount of any alleged damages which would be allocable to the Program.

     On March 5, 1992, Walter K. Spurlin, et al. filed a lawsuit against Dyco in which the plaintiffs alleged that Dyco, as operator of the Spurlin Unit #1-23 well, failed to respond to their request for an accounting of production. (Spurlin, et al.
     v. Dyco, et al., C-92-014, District Court of Rogers Mills County, Oklahoma). The Program has an approximate 8.7% working interest in the Spurlin Unit #1-23 well. The plaintiffs are seeking a full accounting of all production from the well and judgment for breach of contract and their alleged share of the proceeds from certain gas contract settlements. The plaintiffs have not quantified the amount of their alleged damages. Dyco has filed its answer in the matter in which it denied all of the plaintiffs' allegations and discovery is ongoing. Dyco intends to vigorously defend the lawsuit. On April 21, 1992 Dyco's motion to dismiss plaintiffs' claim for tortious breach of contract was granted, thereby eliminating any punitive damages claims. On September 10, 1996 the Oklahoma Supreme Court ruled in a separate lawsuit that owners of royalty interests in Oklahoma oil and gas properties do not have the right to share in the proceeds of take-or-pay settlements. Such ruling is not yet final. As of the date of these financial statements, management cannot determine the amount of alleged damages which would be allocable to the Program.


ITEM 5. OTHER INFORMATION

     On  October 1, 1996,  Drew Phillips  resigned as  Chief Financial
     Officer  of  Dyco.    Mr.  Phillips  continues  to  serve  as  an
     accounting officer of affiliates of Dyco.

     On October 1, 1996, Patrick M. Hall was elected Chief Financial Officer of Dyco. Mr. Hall joined affiliates of Dyco (collectively, the "Samson Companies") in 1983. Prior to joining the Samson Companies he was a senior accountant with Peat Marwick Main & Co. in Tulsa. He holds a Bachelor of Science degree in accounting from Oklahoma State University and is a Certified Public Accountant. Mr. Hall is also Senior Vice President - Controller of Samson Investment Company.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits


          27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1978-1 Limited Partnership's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

                    All other exhibits are omitted as inapplicable.

     (b)  Reports on Form 8-K

          Current Report on Form 8-K filed during third quarter of 1996:

          Date of event:           July 1, 1996
          Date filed with SEC:     July 8, 1996
          Item Included:
               Item 5 - Other Events

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         DYCO  OIL  AND  GAS  PROGRAM  1978-1  LIMITED
                         PARTNERSHIP

                              (Registrant)


                              By:  DYCO PETROLEUM CORPORATION

                                   General Partner




Date:  October 29, 1996       By:        /s/Dennis R. Neill
                                 ---------------------------------
                                        (Signature)
                                        Dennis R. Neill
                                        President



Date:  October 29, 1996       By:        /s/Patrick M. Hall
                                 --------------------------------
                                        (Signature)
                                        Patrick M. Hall
                                        Chief Financial Officer

                           INDEX TO EXHIBITS


NUMBER    DESCRIPTION
------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1978-1 Limited Partnership's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

          All other exhibits are omitted as inapplicable.