Form 10-Q
period 1997-06-30
DYCO 1978 OIL & GAS PROGRAMS/OLD/
filed 1997-08-05
CIK 215718

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549



                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended              Commission File Number
         June 30, 1997                         0-8881


                    DYCO OIL AND GAS PROGRAM 1978-1
                        (A LIMITED PARTNERSHIP)
         (Exact Name of Registrant as specified in its charter)

              Minnesota                      41-1343930
     (State or other jurisdiction   (I.R.S. Employer Identification
        of incorporation or              Number)
             organization)




     Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                              (Unaudited)

                                ASSETS
                                         June 30,   December 31,
                                           1997         1996
                                        ----------  ------------
CURRENT ASSETS:
  Cash and cash equivalents              $ 67,873      $ 54,327
  Accrued oil and gas sales                29,552        46,841
                                         --------      --------
     Total current assets                $ 97,425      $101,168

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                    154,827       172,686

DEFERRED CHARGE                            40,747        40,747
                                         --------      --------
                                         $292,999      $314,601
                                         ========      ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                       $  2,274      $  3,136
                                         --------      --------
     Total current liabilities           $  2,274      $  3,136

ACCRUED LIABILITY                          22,391        22,391

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 24 units                    2,684         2,891
  Limited Partners, issued and
   outstanding, 2,400 units               265,650       286,183
                                         --------      --------
     Total Partners' capital             $268,334      $289,074
                                         --------      --------
                                         $292,999      $314,601
                                         ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1978-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)


                                          1997          1996
                                        --------      --------

REVENUES:
  Oil and gas sales                      $47,498       $50,698
  Interest                                   410           563
                                         -------       -------
                                         $47,908       $51,261

COST AND EXPENSES:
  Oil and gas production                 $ 9,551       $ 8,773
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              5,073         8,985
  General and administrative (Note 2)      7,538         8,314
                                         -------       -------
                                         $22,162       $26,072
                                         -------       -------

NET INCOME                               $25,746       $25,189
                                         =======       =======
GENERAL PARTNER (1%) - net income        $   257       $   252
                                         =======       =======
LIMITED PARTNERS (99%) - net income      $25,489       $24,937
                                         =======       =======
NET INCOME PER UNIT                      $ 10.62       $ 10.39
                                         =======       =======
UNITS OUTSTANDING                          2,424         2,424
                                         =======       =======

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1978-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)


                                          1997          1996
                                        --------      --------

REVENUES:
  Oil and gas sales                     $108,156       $97,481
  Interest                                   978           791
                                        --------       -------
                                        $109,134       $98,272

COST AND EXPENSES:
  Oil and gas production                $ 20,289       $24,836
  Depreciation, depletion, and
   amortization of oil and gas
   properties                             17,807        17,297
  General and administrative (Note 2)     19,058        18,496
                                        --------       -------
                                        $ 57,154       $60,629
                                        --------       -------

NET INCOME                              $ 51,980       $37,643
                                        ========       =======
GENERAL PARTNER (1%) - net income       $    520       $   376
                                        ========       =======
LIMITED PARTNERS (99%) - net income     $ 51,460       $37,267
                                        ========       =======
NET INCOME PER UNIT                     $  21.44       $ 15.53
                                        ========       =======
UNITS OUTSTANDING                          2,424         2,424
                                        ========       =======

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1978-1 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                          1997          1996
                                        --------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $51,980       $37,643
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                           17,807        17,297
   Decrease in accrued oil and
     gas sales                            17,289           229
   Decrease in accounts payable         (    862)     (  1,091)
                                         -------       -------
   Net cash provided by operating
     activities                          $86,214       $54,078
                                         -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of oil and
   gas properties                        $    52       $    84
  Additions to oil and gas properties        -        (    163)
                                         -------       -------
   Net cash provided (used) by
     investing activities                $    52      ($    79)
                                         -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                    ($72,720)     ($48,480)
                                         -------       -------
   Net cash used by financing
     activities                         ($72,720)     ($48,480)
                                         -------       -------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                            $13,546       $ 5,519

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                     54,327        29,217
                                         -------       -------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $67,873       $34,736
                                         =======       =======

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1978-1 LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1997
                              (Unaudited)


1.   ACCOUNTING POLICIES
     -------------------

     The balance sheet as of June 30, 1997, statements of operations for the three and six months ended June 30, 1997 and 1996, and statements of cash flows for the six months ended June 30, 1997 and 1996 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1978-1 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1997, results of operations for the three and six months ended June 30, 1997 and 1996, and changes in cash flows for the six months ended June 30, 1997 and 1996 have been made.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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


2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended June 30, 1997 and 1996 the Program incurred such expenses totaling $7,538 and $8,314, respectively, of which $6,219 was paid quarterly to Dyco and its affiliates. During the six months ended June 30, 1997 and 1996 the Program incurred such expenses totaling $19,058 and $18,496, respectively, of which $12,438 was paid each period to Dyco and its affiliates.

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

     THREE MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996.

                                     Three months ended June 30,
                                     ---------------------------
                                          1997             1996
                                        -------          -------
      Oil and gas sales                 $47,498          $50,698
      Oil and gas production expenses   $ 9,551          $ 8,773
      Barrels produced                      179              278
      Mcf produced                       23,748           23,362
      Average price/Bbl                 $ 17.85          $ 17.27
      Average price/Mcf                 $  1.87          $  1.96

     As shown in the table above, total oil and gas sales decreased $3,200 (6.3%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Of this decrease, approximately $2,000 was related to the decrease in the average price of gas sold and approximately $2,000 was related to a decrease in volumes of oil sold, partially offset by an increase of approximately $800 related to an increase in volumes of gas sold. Volumes of oil sold decreased 99 barrels, while volumes of gas sold increased 386 Mcf for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. The decrease in volumes of oil sold resulted primarily from the sale of one well during 1996. Average oil prices increased to $17.85 per barrel for the three months ended June 30, 1997 from $17.27 per barrel for the three months ended June 30, 1996. Average gas prices decreased to $1.87 per Mcf for the three months ended June 30, 1997 from $1.96 per Mcf for the three months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $778 (8.9%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This increase resulted primarily from (i) workover expenses incurred on one well during the three months ended June 30, 1997 in order to improve the recovery of reserves and (ii) an increase in general repair and maintenance expenses incurred on another well during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996, partially offset by a decrease in production taxes associated with the decrease in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses increased to 20.1% for the three months ended June 30, 1997 from 17.3% for the three months ended June 30, 1996. This percentage increase was primarily due to the dollar increase in production expenses discussed above and the decrease in the average price of gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $3,912 (43.5%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from an increase in the gas price used in the valuation of reserves at June 30, 1997. As a percentage of oil and gas sales, this expense decreased to 10.7% for the three months ended June 30, 1997 from 17.7% for the three months ended June 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above.

     General and administrative expenses decreased $776 (9.3%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from a decrease in professional fees during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 15.9% for the three months ended June 30, 1997 and 16.4% for the three months ended June 30, 1996.

     SIX MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996.

                                       Six months ended June 30,
                                       -------------------------
                                         1997              1996
                                       --------          -------
      Oil and gas sales                $108,156          $97,481
      Oil and gas production expenses  $ 20,289          $24,836
      Barrels produced                      215              502
      Mcf produced                       45,874           46,683
      Average price/Bbl                $  18.09          $ 16.93
      Average price/Mcf                $   2.27          $  1.91

     As shown in the table above, total oil and gas sales increased $10,675 (11.0%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Of this increase, approximately $17,000 was related to the increase in the average price of gas sold, partially offset by decreases of approximately $5,000 and $2,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 287 barrels and 809 Mcf, respectively, for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The decrease in volumes of oil sold resulted primarily from the sale of one well during 1996. Average oil and gas prices increased to $18.09 per barrel and $2.27 per Mcf, respectively, for the six months ended June 30, 1997 from $16.93 per barrel and $1.91 per Mcf, respectively, for the six months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $4,547 (18.3%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This decrease resulted primarily from (i) the sale of one well during 1996 and (ii) workover expenses incurred on another well during the six months ended June 30, 1996 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 18.8% for the six months ended June 30, 1997 from 25.5% for the six months ended June 30, 1996. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties increased $510 (2.9%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This increase resulted primarily from a downward revision in the estimate of remaining gas reserves at December 31, 1996. As a percentage of oil and gas sales, this expense remained relatively constant at 16.5% for the six months ended June 30, 1997 and 17.7% for the six months ended June 30, 1996.

     General and administrative expenses remained relatively constant for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 17.6% for the six months ended June 30, 1997 from 19.0% for the six months ended June 30, 1996. This percentage decrease was primarily due to the increase in oil and gas sales discussed above.

                      PART II:  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1978-1 Limited Partnership's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

                    All other exhibits are omitted as inapplicable.

     (b)  Reports on Form 8-K

          None.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         DYCO  OIL  AND  GAS  PROGRAM  1978-1  LIMITED
                         PARTNERSHIP

                              (Registrant)


                              By:  DYCO PETROLEUM CORPORATION

                                   General Partner




Date:  August 5, 1997        By:        /s/Dennis R. Neill
                                 ---------------------------------
                                        (Signature)
                                        Dennis R. Neill
                                        President



Date:  August 5, 1997        By:        /s/Patrick M. Hall
                                 --------------------------------
                                        (Signature)
                                        Patrick M. Hall
                                        Chief Financial Officer

                           INDEX TO EXHIBITS


NUMBER    DESCRIPTION
------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1978-1 Limited Partnership's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

          All other exhibits are omitted as inapplicable.