Form 10-Q
period 1997-09-30
DYCO 1978 OIL & GAS PROGRAMS/OLD/
filed 1997-11-03
CIK 215718

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549



                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended              Commission File Number
      September 30, 1997                        0-8881


                    DYCO OIL AND GAS PROGRAM 1978-1
                        (A LIMITED PARTNERSHIP)
         (Exact Name of Registrant as specified in its charter)

              Minnesota                      41-1343930
     (State or other jurisdiction   (I.R.S. Employer Identification
        of incorporation or              Number)
             organization)




     Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                              (Unaudited)

                                ASSETS
                                     September 30,  December 31,
                                         1997           1996
                                     -------------  ------------
CURRENT ASSETS:
  Cash and cash equivalents              $ 34,879      $ 54,327
  Accrued oil and gas sales                31,736        46,841
                                         --------      --------
     Total current assets                $ 66,615      $101,168

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                    149,625       172,686

DEFERRED CHARGE                            40,747        40,747
                                         --------      --------
                                         $256,987      $314,601
                                         ========      ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                       $  2,226      $  3,136
                                         --------      --------
     Total current liabilities           $  2,226      $  3,136

ACCRUED LIABILITY                          22,391        22,391

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 24 units                    2,324         2,891
  Limited Partners, issued and
   outstanding, 2,400 units               230,046       286,183
                                         --------      --------
     Total Partners' capital             $232,370      $289,074
                                         --------      --------
                                         $256,987      $314,601
                                         ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1978-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)


                                          1997          1996
                                        --------      --------

REVENUES:
  Oil and gas sales                      $46,720       $61,485
  Interest                                   891           369
                                         -------       -------
                                         $47,611       $61,854

COST AND EXPENSES:
  Oil and gas production                 $10,263       $23,989
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              5,203         7,623
  General and administrative (Note 2)      7,509         7,171
                                         -------       -------
                                         $22,975       $38,783
                                         -------       -------

NET INCOME                               $24,636       $23,071
                                         =======       =======
GENERAL PARTNER (1%) - net income        $   246       $   231
                                         =======       =======
LIMITED PARTNERS (99%) - net income      $24,390       $22,840
                                         =======       =======
NET INCOME PER UNIT                      $ 10.16       $  9.52
                                         =======       =======
UNITS OUTSTANDING                          2,424         2,424
                                         =======       =======

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1978-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)


                                          1997          1996
                                        --------      --------

REVENUES:
  Oil and gas sales                     $154,876      $158,966
  Interest                                 1,869         1,160
                                        --------      --------
                                        $156,745      $160,126

COST AND EXPENSES:
  Oil and gas production                $ 30,552      $ 48,825
  Depreciation, depletion, and
   amortization of oil and gas
   properties                             23,010        24,920
  General and administrative (Note 2)     26,567        25,667
                                        --------      --------
                                        $ 80,129      $ 99,412
                                        --------      --------

NET INCOME                              $ 76,616      $ 60,714
                                        ========      ========
GENERAL PARTNER (1%) - net income       $    766      $    607
                                        ========      ========
LIMITED PARTNERS (99%) - net income     $ 75,850      $ 60,107
                                        ========      ========
NET INCOME PER UNIT                     $  31.61      $  25.05
                                        ========      ========
UNITS OUTSTANDING                          2,424         2,424
                                        ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1978-1 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                          1997          1996
                                        ---------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $ 76,616      $60,714
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            23,010       24,920
   (Increase) decrease in accrued
     oil and gas sales                     15,105     (    668)
   Decrease in accounts payable         (     910)    (    832)
                                         --------      -------
   Net cash provided by operating
     activities                          $113,821      $84,134
                                         --------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of oil and
   gas properties                        $     51      $26,139
  Additions to oil and gas properties         -       (    215)
                                         --------      -------
   Net cash provided by investing
     activities                          $     51      $25,924
                                         --------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                    ($133,320)    ($48,480)
                                         --------      -------
   Net cash used by financing
     activities                         ($133,320)    ($48,480)
                                         --------      -------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                      ($ 19,448)     $61,578

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      54,327       29,217
                                         --------      -------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $ 34,879      $90,795
                                         ========      =======

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1978-1 LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1997
                              (Unaudited)


1.   ACCOUNTING POLICIES
     -------------------

     The balance sheet as of September 30, 1997, statements of operations for the three and nine months ended September 30, 1997 and 1996, and statements of cash flows for the nine months ended September 30, 1997 and 1996 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1978-1 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1997, results of operations for the three and nine months ended September 30, 1997 and 1996, and changes in cash flows for the nine months ended September 30, 1997 and 1996 have been made.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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


2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 1997 and 1996 the Program incurred such expenses totaling $7,509 and $7,171, respectively, of which $6,219 was paid each period to Dyco and its affiliates. During the nine months ended September 30, 1997 and 1996 the Program incurred such expenses totaling $26,567 and $25,667, respectively, of which $18,657 was paid each period to Dyco and its affiliates.

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

     THREE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

                                   Three Months Ended September 30,
                                   --------------------------------
                                          1997             1996
                                        -------          -------
      Oil and gas sales                 $46,720          $61,485
      Oil and gas production expenses   $10,263          $23,989
      Barrels produced                      162              730
      Mcf produced                       21,165           25,691
      Average price/Bbl                 $ 17.75          $ 17.58
      Average price/Mcf                 $  2.07          $  1.89

     As shown in the table above, total oil and gas sales decreased $14,765 (24.0%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. Of this decrease, approximately $10,000 and $9,000, respectively, were related to the decreases in volumes of oil and gas sold, partially offset by an increase of approximately $4,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 568 barrels and 4,526 Mcf, respectively, for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. The decrease in volumes of oil sold resulted primarily from the sale of one well during 1996. The decrease in volumes of gas sold resulted primarily from a normal decline in production due to diminished gas reserves on one of the Program's wells. Average oil prices increased to $17.75 per barrel and $2.07 per Mcf, respectively, for the three months ended September 30, 1997 from $17.58 per barrel and $1.89 per Mcf, respectively, for the three months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $13,726 (57.2%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold during the three months ended September 30, 1997, (ii) a decrease in on-going operating expenses due to the abandonment of one well, (iii) workover expenses incurred on one well during the three months ended September 30, 1996, and (iv) the sale of one well during 1996. As a percentage of oil and gas sales, this expense decreased to 22.0% for the three months ended September 30, 1997 from 39.0% for the three months ended September 30, 1996. This percentage decrease was primarily due to the decrease in production expenses discussed above and the increases in the average prices of oil and gas sold during the three months ended September 30, 1997 as compared to the three months ended

     September 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $2,420 (31.7%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold during the three months ended September 30, 1997 as compared to the three months ended September 1996, partially offset by a downward revision in the estimate of remaining gas reserves at December 31, 1996. As a percentage of oil and gas sales, this expense remained relatively constant at 11.1% for the three months ended September 30, 1997 as compared to 12.4% for the three months ended September 30, 1996.

     General and administrative expenses remained relatively constant for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, this expense increased to 16.1% for the three months ended September 30, 1997 from 11.7% for the three months ended September 30, 1996. This percentage decrease was primarily due to the decrease in oil and gas sales discussed above.


     NINE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996.

                                    Nine Months Ended September 30,
                                    -------------------------------
                                         1997             1996
                                       --------         --------
      Oil and gas sales                $154,876         $158,966
      Oil and gas production expenses  $ 30,552         $ 48,825
      Barrels produced                      377            1,232
      Mcf produced                       67,039           72,374
      Average price/Bbl                $  17.94         $  17.31
      Average price/Mcf                $   2.21         $   1.90

     As shown in the table above, total oil and gas sales decreased $4,090 (2.6%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Of this decrease, approximately $15,000 and $10,000, respectively, were related to decreases in volumes of oil and gas sold, partially offset by an increase of approximately $21,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 855 barrels and 5,335 Mcf, respectively, for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The decrease in volumes of oil sold resulted primarily from (i) a positive prior period volume adjustment made by the operator on one well during the nine months ended September 30, 1996 and (ii) the sale of one well during 1996. Average oil and gas prices increased to $17.94 per barrel and $2.21 per Mcf, respectively, for the nine months ended September 30, 1997 from $17.31 per barrel and $1.90 per Mcf, respectively, for the nine months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $18,273 (37.4%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold during the nine months ended September 30, 1997, (ii) the sale of one well during 1996, (iii) the decrease in workover expenses incurred on two wells during the nine months ended September 30, 1996, and (iv) a decrease in on-going expenses due to the abandonment of a well. As a percentage of oil and gas sales, this expense decreased to 19.7% for the nine months ended September 30, 1997 from 30.7% for the nine months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in production expenses discussed above and the increases in the average prices of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $1,910 (7.7%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 1996, partially offset by the downward revision in the estimate of remaining gas reserves at December 31, 1996. As a percentage of oil and gas sales, this expense remained relatively constant at 14.9% for the nine months ended September 30, 1997 as compared to 15.7% for the nine months ended September 30, 1996.

     General and administrative expenses remained relatively constant for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 17.2% for the nine months ended September 30, 1997 as compared to 16.1% for the nine months ended September 30, 1996.

                      PART II:  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1978-1 Limited Partnership's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

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


                         DYCO  OIL  AND  GAS  PROGRAM  1978-1  LIMITED
                         PARTNERSHIP

                              (Registrant)


                              By:  DYCO PETROLEUM CORPORATION

                                   General Partner




Date:  November 3, 1997      By:        /s/Dennis R. Neill
                                 ---------------------------------
                                        (Signature)
                                        Dennis R. Neill
                                        President



Date:  November 3, 1997      By:        /s/Patrick M. Hall
                                 --------------------------------
                                        (Signature)
                                        Patrick M. Hall
                                        Chief Financial Officer

                           INDEX TO EXHIBITS


NUMBER    DESCRIPTION
------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1978-1 Limited Partnership's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

          All other exhibits are omitted as inapplicable.