Form 10-Q
period 1998-06-30
DYCO 1978 OIL & GAS PROGRAMS/OLD/
filed 1998-08-04
CIK 215718

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                  FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
   June 30, 1998                                   0-8881



                       DYCO OIL AND GAS PROGRAM 1978-1
                           (A LIMITED PARTNERSHIP)
            (Exact Name of Registrant as specified in its charter)



         Minnesota                                  41-1343930
(State or other jurisdiction    (I.R.S. Employer Identification
   of incorporation or                         Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                                 (Unaudited)

                                    ASSETS

                                               June 30,        December 31,
                                                 1998             1997
                                              ----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $ 50,303          $ 78,463
   Accrued oil and gas sales                      28,747           138,683
                                                --------          --------
      Total current assets                      $ 79,050          $217,146

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                          109,512           128,114

DEFERRED CHARGE                                   12,336            12,336
                                                --------          --------
                                                $200,898          $357,596
                                                ========          ========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                             $  2,922          $ 19,373
   Gas imbalance payable                             690               690
                                                --------          --------
      Total current liabilities                 $  3,612          $ 20,063

ACCRUED LIABILITY                               $ 22,667          $ 22,667

PARTNERS' CAPITAL:
   General Partner, issued and
      outstanding, 24 units                     $  1,746          $  3,149
   Limited Partners, issued and
      outstanding, 2,400 units                   172,873           311,717
                                                --------          --------
      Total Partners' capital                   $174,619          $314,866
                                                --------          --------
                                                $200,898          $357,596
                                                ========          ========





            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1978-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                 1998              1997
                                               --------          --------

REVENUES:
   Oil and gas sales                            $52,048           $47,498
   Interest                                         249               410
                                                -------           -------
                                                $52,297           $47,908

COST AND EXPENSES:
   Oil and gas production                       $16,468           $ 9,551
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  8,731             5,073
   General and administrative
      (Note 2)                                    6,686             7,538
                                                -------           -------
                                                $31,885           $22,162
                                                -------           -------

NET INCOME                                      $20,412           $25,746
                                                =======           =======
GENERAL PARTNER (1%) - net income               $   204           $   257
                                                =======           =======
LIMITED PARTNERS (99%) - net income             $20,208           $25,489
                                                =======           =======
NET INCOME PER UNIT                             $  8.42           $ 10.62
                                                =======           =======
UNITS OUTSTANDING                                 2,424             2,424
                                                =======           =======




            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1978-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                 1998              1997
                                               --------          --------

REVENUES:
   Oil and gas sales                            $93,331          $108,156
   Interest                                       1,827               978
                                                -------          --------
                                                $95,158          $109,134

COST AND EXPENSES:
   Oil and gas production                       $33,613          $ 20,289
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 14,637            17,807
   General and administrative
      (Note 2)                                   17,475            19,058
                                                -------          --------
                                                $65,725          $ 57,154
                                                -------          --------

NET INCOME                                      $29,433          $ 51,980
                                                =======          ========
GENERAL PARTNER (1%) - net income               $   294          $    520
                                                =======          ========
LIMITED PARTNERS (99%) - net income             $29,139          $ 51,460
                                                =======          ========
NET INCOME PER UNIT                             $ 12.14          $  21.44
                                                =======          ========
UNITS OUTSTANDING                                 2,424             2,424
                                                =======          ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1978-1 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)


                                                 1998              1997
                                               ---------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $ 29,433           $51,980
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               14,637            17,807
      Decrease in accrued oil and
        gas sales                               109,936            17,289
      Decrease in accounts payable            (  16,451)         (    862)
                                               --------           -------
      Net cash provided by operating
        activities                             $137,555           $86,214
                                               --------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                           $  3,965           $    52
                                               --------           -------
   Net cash provided by investing
      activities                               $  3,965           $    52
                                               --------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($169,680)         ($72,720)
                                               --------           -------
   Net cash used by financing
      activities                              ($169,680)         ($72,720)
                                               --------           -------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           ($ 28,160)          $13,546

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           78,463            54,327
                                               --------           -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $ 50,303           $67,873
                                               ========           =======





            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1978-1 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                                JUNE 30, 1998
                                  (Unaudited)


1.     ACCOUNTING POLICIES
      -------------------

      The balance sheet as of June 30, 1998, statements of operations for the three and six months ended June 30, 1998 and 1997, and statements of cash flows for the six months ended June 30, 1998 and 1997 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1978-1 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1998, results of operations for the three and six months ended June 30, 1998 and 1997, and changes in cash flows for the six months ended June 30, 1998 and 1997 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.


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


2.     TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended June 30, 1998 and 1997 the Program incurred such expenses totaling $6,686 and $7,538, respectively, of which $6,219 was paid each period to Dyco and its affiliates. During the six months ended June 30, 1998 and 1997 the Program incurred such expenses totaling $17,475 and $19,058, respectively, of which $12,438 was paid each period to Dyco and its affiliates.

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


RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Program's revenues is the prices received for the sale of oil and gas. Predicting future prices is very difficult.
      Substantially all of the Program's gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. In addition, crude oil prices are at or near their lowest level in the past decade due primarily to the global surplus of crude oil. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

      THREE MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                   1998               1997
                                                  -------           -------
      Oil and gas sales                           $52,048           $47,498
      Oil and gas production expenses             $16,468           $ 9,551
      Barrels produced                                114               179
      Mcf produced                                 24,772            23,748
      Average price/Bbl                           $ 13.22           $ 17.85
      Average price/Mcf                           $  2.04           $  1.87

      As shown in the table above, total oil and gas sales increased $4,550 (9.6%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. Of this increase, approximately $2,000 was related to an increase in volumes of gas sold and approximately $4,000 was related to an increase in the average price of gas sold, which increases were partially offset by decreases of approximately $1,000 related to a decrease in the volumes of oil sold and approximately $500 related to a decrease in the average price of oil sold. Volumes of oil sold decreased 65 barrels, while volumes of gas sold increased 1,024 Mcf for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. Average oil prices decreased to $13.22 per barrel for the three months ended June 30, 1998 from $17.85 per barrel for the three months ended June 30, 1997. Average gas prices increased to $2.04 per Mcf for the three months ended June 30, 1998 from $1.87 per Mcf for the three months ended June 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $6,917 (72.4%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This increase resulted primarily from workover expenses incurred on one well during the three months ended June 30, 1998 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 31.6% for the three months ended June 30, 1998 from 20.1% for the three months ended June 30, 1997. This percentage increase was primarily due to the dollar increase in production expenses discussed above.

      Depreciation, depletion, and amortization of oil and gas properties increased $3,658 (72.1%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This increase resulted primarily from a decrease in the gas prices used in the valuation of reserves at June 30, 1998 as compared to March 31, 1998 and an increase in the gas prices used in the valuation of reserves at June 30, 1997 as compared to March 31, 1997. As a percentage of oil and gas sales, this expense increased to 16.8% for the three months ended June 30, 1998 from 10.7% for the three months ended June 30, 1997. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization discussed above.

      General and administrative expenses decreased $852 (11.3%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. As a percentage of oil and gas sales, these expenses decreased to 12.8% for the three months ended June 30, 1998 from 15.9% for the three months ended June 30, 1997. This percentage decrease was primarily due to the dollar decrease in general and administrative expenses and the increase in oil and gas sales discussed above.

      SIX MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                   1998              1997
                                                  -------          --------
      Oil and gas sales                           $93,331          $108,156
      Oil and gas production expenses             $33,613          $ 20,289
      Barrels produced                                185               215
      Mcf produced                                 44,990            45,874
      Average price/Bbl                           $ 12.50          $  18.09
      Average price/Mcf                           $  2.02          $   2.27

      As shown in the table above, total oil and gas sales decreased $14,825 (13.7%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. Of this decrease, approximately $2,000 was related to a decrease in volumes of gas sold and approximately $11,000 was related to a decrease in the average price of gas sold. Volumes of oil and gas sold decreased 30 barrels and 884 Mcf, respectively, for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. Average oil and gas prices decreased to $12.50 per barrel and $2.02 per Mcf, respectively, for the six months ended June 30, 1998 from $18.09 per barrel and $2.27 per Mcf, respectively, for the six months ended June 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $13,324 (65.7%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This increase resulted primarily from workover expenses incurred on two wells during the six months ended June 30, 1998 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 36.0% for the six months ended June 30, 1998 from 18.8% for the six months ended June 30, 1997. This percentage increase was primarily due to the dollar increase in production expenses discussed above.

      Depreciation, depletion, and amortization of oil and gas properties decreased $3,170 (17.8%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from an upward revision in the estimate of remaining gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense remained relatively constant at 15.7% for the six months ended June 30, 1998 and 16.5% for the six months ended June 30, 1997.

      General and administrative expenses decreased $1,583 (8.3%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 18.7% for the six months ended June 30, 1998 from 17.6% for the six months ended June 30, 1997.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits

             27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1978-1 Limited Partnership's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

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


                              DYCO OIL AND GAS PROGRAM 1978-1 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  August 4, 1998        By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  August 4, 1998        By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer

                              INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1978-1 Limited Partnership's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

            All other exhibits are omitted as inapplicable.