Form 10-Q
period 1998-09-30
DYCO 1978 OIL & GAS PROGRAMS/OLD/
filed 1998-10-28
CIK 215718

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                  FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
  September 30, 1998                                    0-8881



                       DYCO OIL AND GAS PROGRAM 1978-1
                           (A LIMITED PARTNERSHIP)
            (Exact Name of Registrant as specified in its charter)



         Minnesota                         41-1343930
(State or other jurisdiction    (I.R.S. Employer Identification
   of incorporation or                       Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                                 (Unaudited)

                                    ASSETS

                                             September 30,     December 31,
                                                 1998             1997
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $  9,745         $ 78,463
   Accrued oil and gas sales                       19,036          138,683
                                                 --------         --------
      Total current assets                       $ 28,781         $217,146

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                           101,950          128,114

DEFERRED CHARGE                                    12,336           12,336
                                                 --------         --------
                                                 $143,067         $357,596
                                                 ========         ========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $  2,207         $ 19,373
   Gas imbalance payable                              690              690
                                                 --------         --------
      Total current liabilities                  $  2,897         $ 20,063

ACCRUED LIABILITY                                $ 22,667         $ 22,667

PARTNERS' CAPITAL:
   General Partner, issued and
      outstanding, 24 units                      $  1,175         $  3,149
   Limited Partners, issued and
      outstanding, 2,400 units                    116,328          311,717
                                                 --------         --------
      Total Partners' capital                    $117,503         $314,866
                                                 --------         --------
                                                 $143,067         $357,596
                                                 ========         ========





            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1978-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

                                                 1998              1997
                                               --------          --------

REVENUES:
   Oil and gas sales                            $24,540           $46,720
   Interest                                         576               891
                                                -------           -------
                                                $25,116           $47,611

COSTS AND EXPENSES:
   Oil and gas production                       $ 6,791           $10,263
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  7,811             5,203
   General and administrative
      (Note 2)                                    7,030             7,509
                                                -------           -------
                                                $21,632           $22,975
                                                -------           -------

NET INCOME                                      $ 3,484           $24,636
                                                =======           =======
GENERAL PARTNER (1%) - net income               $    35           $   246
                                                =======           =======
LIMITED PARTNERS (99%) - net income             $ 3,449           $24,390
                                                =======           =======
NET INCOME PER UNIT                             $  1.44           $ 10.16
                                                =======           =======
UNITS OUTSTANDING                                 2,424             2,424
                                                =======           =======



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1978-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

                                                 1998              1997
                                               --------          --------

REVENUES:
   Oil and gas sales                           $117,871          $154,876
   Interest                                       2,403             1,869
                                               --------          --------
                                               $120,274          $156,745

COSTS AND EXPENSES:
   Oil and gas production                      $ 40,404          $ 30,552
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 22,448            23,010
   General and administrative
      (Note 2)                                   24,505            26,567
                                               --------          --------
                                               $ 87,357          $ 80,129
                                               --------          --------

NET INCOME                                     $ 32,917          $ 76,616
                                               ========          ========
GENERAL PARTNER (1%) - net income              $    329          $    766
                                               ========          ========
LIMITED PARTNERS (99%) - net income            $ 32,588          $ 75,850
                                               ========          ========
NET INCOME PER UNIT                            $  13.58          $  31.61
                                               ========          ========
UNITS OUTSTANDING                                 2,424             2,424
                                               ========          ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1978-1 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)


                                                 1998              1997
                                               ---------        ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $ 32,917          $ 76,616
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               22,448            23,010
      Decrease in accrued oil and
        gas sales                               119,647            15,105
      Decrease in accounts payable            (  17,166)        (     910)
                                               --------          --------
      Net cash provided by operating
        activities                             $157,846          $113,821
                                               --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                           $  3,716          $     51
                                               --------          --------
   Net cash provided by investing
      activities                               $  3,716          $     51
                                               --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($230,280)        ($133,320)
                                               --------          --------
   Net cash used by financing
      activities                              ($230,280)        ($133,320)
                                               --------          --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                ($ 68,718)        ($ 19,448)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           78,463            54,327
                                               --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $  9,745          $ 34,879
                                               ========          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1978-1 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998
                                  (Unaudited)


1.     ACCOUNTING POLICIES
      -------------------

      The balance sheet as of September 30, 1998, statements of operations for the three and nine months ended September 30, 1998 and 1997, and statements of cash flows for the nine months ended September 30, 1998 and 1997 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1978-1 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1998, results of operations for the three and nine months ended September 30, 1998 and 1997, and changes in cash flows for the nine months ended September 30, 1998 and 1997 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.


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


2.     TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 1998 and 1997 the Program incurred such expenses totaling $7,030 and $7,509, respectively, of which $6,219 was paid each period to Dyco and its affiliates. During the nine months ended September 30, 1998 and 1997 the Program incurred such expenses totaling $24,505 and $26,567, respectively, of which $18,657 was paid each period to Dyco and its affiliates.

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

      THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

                                               Three Months Ended September 30,
                                               --------------------------------
                                                   1998               1997
                                                  -------           -------
      Oil and gas sales                           $24,540           $46,720
      Oil and gas production expenses             $ 6,791           $10,263
      Barrels produced                                 71               162
      Mcf produced                                 14,612            21,165
      Average price/Bbl                           $ 10.61           $ 17.75
      Average price/Mcf                           $  1.63           $  2.07

      As shown in the table above, total oil and gas sales decreased $22,180 (47.5%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. Of this decrease, approximately $14,000 was related to a decrease in volumes of gas sold and approximately $6,000 was related to a decrease in the average price of gas sold. Volumes of oil and gas sold decreased 91 barrels and 6,553 Mcf, respectively, for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. The decrease in volumes of gas sold resulted primarily from a negative prior period volume adjustment made by the purchaser on one well during the three months ended September 30, 1998 and normal declines due to diminishing reserves on several wells during the three months ended September 30, 1998. Average oil and gas prices decreased to $10.61 per barrel and $1.63 per Mcf, respectively, for the three months ended September 30, 1998 from $17.75 per barrel and $2.07 per Mcf, respectively, for the three months ended September 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $3,472 (33.8%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This decrease resulted primarily from a decrease in production taxes associated with the decrease in oil and gas sales and a decrease in lease operating expenses associated with the decreases in the volumes of oil and gas sold. As a percentage of oil and gas sales, these expenses increased to 27.7% for the three months ended September 30, 1998 from 22.0% for the three months ended September 30, 1997. This percentage increase was primarily due to the negative prior period volume adjustment discussed above and the decreases in the average prices of oil and gas sold during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties increased $2,608 (50.1%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This increase resulted primarily from a decrease in the oil and gas prices used in the valuation of reserves at September 30, 1998 as compared to September 30, 1997. As a percentage of oil and gas sales, this expense increased to 31.8% for the three months ended September 30, 1998 from 11.1% for the three months ended September 30, 1997. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization discussed above and the decreases in the average prices of oil and gas sold during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997.

      General and administrative expenses decreased $479 (6.4%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 28.6% for the three months ended September 30, 1998 from 16.1% for the three months ended September 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      NINE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997.

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                   1998              1997
                                                 --------          --------
      Oil and gas sales                          $117,871          $154,876
      Oil and gas production expenses            $ 40,404          $ 30,552
      Barrels produced                                256               377
      Mcf produced                                 59,602            67,039
      Average price/Bbl                          $  11.97          $  17.94
      Average price/Mcf                          $   1.93          $   2.21

      As shown in the table above, total oil and gas sales decreased $37,005 (23.9%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. Of this decrease, approximately $16,000 was related to a decrease in volumes of gas sold and approximately $17,000 was related to a decrease in the average price of gas sold. Volumes of oil and gas sold decreased 121 barrels and 7,437 Mcf, respectively, for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The decrease in volumes of gas sold resulted primarily from a negative prior period volume adjustment made by the purchaser on one well during the nine months ended September 30, 1998. Average oil and gas prices decreased to $11.97 per barrel and $1.93 per Mcf, respectively, for the nine months ended September 30, 1998 from $17.94 per barrel and $2.21 per Mcf, respectively, for the nine months ended September 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $9,852 (32.2%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This increase resulted primarily from workover expenses incurred on two wells during the nine months ended September 30, 1998 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 34.3% for the nine months ended September 30, 1998 from 19.7% for the nine months ended September 30, 1997. This percentage increase was primarily due to the dollar increase in production expenses discussed above and the decreases in the average prices of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $562 (2.4%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. Any decrease which resulted from an upward revision in the estimate of remaining gas reserves at December 31, 1997 was substantially offset by an increase which resulted from the decrease in the oil and gas prices used in the valuation of reserves at September 30, 1998 as compared to September 30, 1997. As a percentage of oil and gas sales, this expense increased to 19.0% for the nine months ended September 30, 1998 from 14.9% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

      General and administrative expenses decreased $2,062 (7.8%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 20.8% for the nine months ended September 30, 1998 from 17.2% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits

             27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1978-1 Limited Partnership's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

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


                              DYCO OIL AND GAS PROGRAM 1978-1 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  October 28, 1998             By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  October 28, 1998             By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer

                              INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1978-1 Limited Partnership's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

            All other exhibits are omitted as inapplicable.