Form 10-Q
period 1999-09-30
DYCO 1978 OIL & GAS PROGRAMS/OLD/
filed 1999-11-03
CIK 215718

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarter ended                           Commission File Number
 September 30, 1999                                     0-8881



                         DYCO OIL AND GAS PROGRAM 1978-1
                             (A LIMITED PARTNERSHIP)
             (Exact Name of Registrant as specified in its charter)



         Minnesota                                  41-1343930
(State or other jurisdiction              (I.R.S. Employer Identification
   of incorporation or                                Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                  1999            1998
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $  7,481         $ 24,203
   Accrued oil and gas sales                       21,691           18,937
                                                 --------         --------
      Total current assets                       $ 29,172         $ 43,140

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                            98,154          105,692

DEFERRED CHARGE                                    17,019           17,019
                                                 --------         --------
                                                 $144,345         $165,851
                                                 ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $  1,754         $  1,199
                                                 --------         --------
      Total current liabilities                  $  1,754         $  1,199

ACCRUED LIABILITY                                $ 31,362         $ 31,362

PARTNERS' CAPITAL:
   General Partner, 24 general
      partner units                              $  1,112         $  1,333
   Limited Partners, issued and
      outstanding, 2,400 Units                    110,117          131,957
                                                 --------         --------
      Total Partners' capital                    $111,229         $133,290
                                                 --------         --------
                                                 $144,345         $165,851
                                                 ========         ========


                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1978-1 LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                 1999              1998
                                               --------          --------

REVENUES:
   Oil and gas sales                            $30,087           $24,540
   Interest                                         419               576
                                                -------           -------
                                                $30,506           $25,116

COSTS AND EXPENSES:
   Oil and gas production                       $ 9,667           $ 6,791
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  1,566             7,811
   General and administrative
      (Note 2)                                    6,971             7,030
                                                -------           -------
                                                $18,204           $21,632
                                                -------           -------

NET INCOME                                      $12,302           $ 3,484
                                                =======           =======
GENERAL PARTNER (1%) - net income               $   123           $    35
                                                =======           =======
LIMITED PARTNERS (99%) - net income             $12,179           $ 3,449
                                                =======           =======
NET INCOME PER UNIT                             $  5.08           $  1.44
                                                =======           =======
UNITS OUTSTANDING                                 2,424             2,424
                                                =======           =======


                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1978-1 LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                 1999               1998
                                               --------          ---------

REVENUES:
   Oil and gas sales                            $78,764           $117,871
   Interest                                         929              2,403
                                                -------           --------
                                                $79,693           $120,274

COSTS AND EXPENSES:
   Oil and gas production                       $21,620           $ 40,404
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  7,538             22,448
   General and administrative
      (Note 2)                                   24,116             24,505
                                                -------           --------
                                                $53,274           $ 87,357
                                                -------           --------

NET INCOME                                      $26,419           $ 32,917
                                                =======           ========
GENERAL PARTNER (1%) - net income               $   264           $    329
                                                =======           ========
LIMITED PARTNERS (99%) - net income             $26,155           $ 32,588
                                                =======           ========
NET INCOME PER UNIT                             $ 10.90           $  13.58
                                                =======           ========
UNITS OUTSTANDING                                 2,424              2,424
                                                =======           ========



                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1978-1 LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                1999               1998
                                              ---------         ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $26,419           $ 32,917
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               7,538             22,448
      (Increase) decrease in accrued
        oil and gas sales                     (  2,754)           119,647
      Increase (decrease) in accounts
        payable                                    555          (  17,166)
                                               -------           --------
      Net cash provided by operating
        activities                             $31,758           $157,846
                                               -------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                           $     -           $  3,716
                                               -------           --------
   Net cash provided by investing
      activities                               $     -           $  3,716
                                               -------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($48,480)         ($230,280)
                                               -------           --------
   Net cash used by financing
      activities                              ($48,480)         ($230,280)
                                               -------           --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                ($16,722)         ($ 68,718)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                          24,203             78,463
                                               -------           --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $ 7,481           $  9,745
                                               =======           ========


                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1978-1 LIMITED PARTNERSHIP
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheet as of September 30, 1999, statements of operations for the three and nine months ended September 30, 1999 and 1998, and statements of cash flows for the nine months ended September 30, 1999 and 1998 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1978-1 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1999, results of operations for the three and nine months ended September 30, 1999 and 1998, and changes in cash flows for the nine months ended September 30, 1999 and 1998 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.


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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 1999 and 1998 the Program incurred such expenses totaling $6,971 and $7,030, respectively, of which $6,219 was paid each period to Dyco and its affiliates. During the nine months ended September 30, 1999 and 1998 the Program incurred such expenses totaling $24,116 and $24,505, respectively, of which $18,657 was paid each period to Dyco and its affiliates.

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


RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Program's revenues is the prices received for the sale of oil and gas. Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Program's gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. In addition, crude oil prices in 1998 and early 1999 were at or near their lowest level in the past decade due primarily to the global surplus of crude oil. Oil prices have since rebounded primarily due to a decrease in the global oil surplus as a result of production curtailments by several major oil producing nations. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or
      (iii) decrease.

      THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                   1999               1998
                                                  -------           -------
      Oil and gas sales                           $30,087           $24,540
      Oil and gas production expenses             $ 9,667           $ 6,791
      Barrels produced                                 52                71
      Mcf produced                                 12,016            14,612
      Average price/Bbl                           $ 21.08           $ 10.61
      Average price/Mcf                           $  2.41           $  1.63

      As shown in the table above, total oil and gas sales increased $5,547 (22.6%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. Of this increase, approximately $9,000 was related to an increase in the average price of gas sold. This increase was partially offset by a decrease of approximately $4,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 19 barrels and 2,596 Mcf, respectively, for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. The decrease in volumes of gas sold was primarily due to the Program receiving a reduced percentage of sales on two wells during the three months ended September 30, 1999 due to the Program's overproduced gas balancing position in those wells. Average oil and gas prices increased to $21.08 per barrel and $2.41 per Mcf, respectively, for the three months ended September 30, 1999 from $10.61 per barrel and $1.63 per Mcf, respectively, for the three months ended September 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $2,876 (42.4%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This increase was primarily due to (i) expenses incurred to plug and abandon one well during the three months ended September 30, 1999 and (ii) a positive prior period adjustment made by the operator on one well during the three months ended September 30, 1999 for prior year lease operating expenses. As a percentage of oil and gas sales, these expenses increased to 32.1% for the three months ended September 30, 1999 from 27.7% for the three months ended September 30, 1998. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $6,245 (80.0%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This decrease was primarily due to an increase in the gas price used in the valuation of reserves at September 30, 1999 as compared to September 30, 1998. As a percentage of oil and gas sales, this expense decreased to 5.2% for the three months ended September 30, 1999 from 31.8% for the three months ended September 30, 1998. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses remained relatively constant for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 23.2% for the three months ended September 30, 1999 from 28.6% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                   1999               1998
                                                  -------           --------
      Oil and gas sales                           $78,764           $117,871
      Oil and gas production expenses             $21,620           $ 40,404
      Barrels produced                                229                256
      Mcf produced                                 39,186             59,602
      Average price/Bbl                           $ 14.13           $  11.97
      Average price/Mcf                           $  1.93           $   1.93

      As shown in the table above, total oil and gas sales decreased $39,107 (33.2%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Of this decrease, approximately $39,000 was related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 27 barrels and 20,416 Mcf, respectively, for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. The decrease in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the operator on one well during the nine months ended September 30, 1998, (ii) the Program receiving a reduced percentage of sales on one well during the nine months ended September 30, 1999 due to the Program's overproduced gas balancing position in that well, and (iii) normal declines in production. Average oil prices increased to $14.13 per barrel for the nine months ended
      September 30, 1999 from $11.97 per barrel for the nine months ended September 30, 1998. Average gas prices remained constant at $1.93 per Mcf for the nine months ended September 30, 1999 and for the nine months ended September 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $18,784 (46.5%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. This decrease was primarily due to (i) workover expenses incurred on two wells during the nine months ended September 30, 1998 in order to improve the recovery of reserves, (ii) credits received from the operator on one well during the nine months ended September 30, 1999 for prior year lease operating expenses, and (iii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 27.4% for the nine months ended September 30, 1999 from 34.3% for the nine months ended September 30, 1998. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $14,910 (66.4%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. This decrease was primarily due to (i) the decrease in volumes of gas sold and (ii) an increase in the gas price used in the valuation of reserves at September 30, 1999 as compared to September 30, 1998. As a percentage of oil and gas sales, this expense decreased to 9.6% for the nine months ended September 30, 1999 from 19.0% for the nine months ended September 30, 1998. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $389 (1.6%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. As a percentage of oil and gas sales, these expenses increased to 30.6% for the nine months ended September 30, 1999 from 20.8% for the nine months ended September 30, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.


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

      The Program relies on Samson to provide all of its operational and administrative services on either a direct or indirect basis. Samson has addressed each of the three Y2K areas discussed above through a readiness process that:

      1.    increased the awareness of the issue among key employees;
      2.    identified areas of potential risk;
      3. assessed the relative impact of these risks and Samson's ability to manage them; and
      4.    remediated the risks on a priority basis wherever possible.

      One of Samson Investment Company's Executive Vice Presidents is responsible for communicating to its Board of Directors Y2K actions and for the ultimate implementation of its Y2K plan. He has delegated to Samson Investment Company's Senior Vice President-Technology and Administrative Services principal responsibility for ensuring Y2K compliance within Samson.

      Samson has been planning for the impact of Y2K on its information technology systems since 1993. As of November 1, 1999, Samson is in the final stages of implementation of a Y2K plan, as summarized below:


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

      4. Remediation. Since 1993, Samson has been upgrading its accounting and land administration software. All of the Y2K upgrades have been completed. In addition, in 1997 and 1998 Samson replaced or applied software patches to substantially all of its network and desktop software applications and believes them to be currently Y2K compliant. The costs of all such risk assessments and remediation were not material to the Program.

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

      4. Remediation. Where Samson perceived a significant risk of Y2K non-compliance by banks and other significant vendors that would have had a material impact on Samson's business, Samson undertook joint testing during 1999, and any identified problems have been resolved.

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

      PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1978-1 Limited Partnership's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

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


                              DYCO OIL AND GAS PROGRAM 1978-1 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  November 3, 1999      By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  November 3, 1999            By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer

INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1978-1 Limited Partnership's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

            All other exhibits are omitted as inapplicable.