Form 10-K405
period 1999-12-31
DYCO 1978 OIL & GAS PROGRAMS/OLD/
filed 2000-03-17
CIK 215718

FORM 10-K405

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

          Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999

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

                          TABLE OF CONTENTS


PART I.........................................................................3

      ITEM 1.   BUSINESS.......................................................3
      ITEM 2.   PROPERTIES.....................................................7
      ITEM 3.   LEGAL PROCEEDINGS.............................................11
      ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS...........12

PART II.......................................................................12

      ITEM 5.   MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP UNITS AND
                RELATED LIMITED PARTNER MATTERS...............................12
      ITEM 6.   SELECTED FINANCIAL DATA.......................................13
      ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS...........................15
      ITEM 7A.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                RISK..........................................................19
      ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................20
      ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE...........................34

PART III......................................................................34

      ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............34
      ITEM 11.  EXECUTIVE COMPENSATION........................................35
      ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT....................................................39
      ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................39

PART IV.......................................................................41

      ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                FORM 8-K......................................................41

SIGNATURES....................................................................43

                                     PART I


ITEM 1.   BUSINESS

      General

      The Dyco Oil and Gas Program 1978-1 Limited Partnership (the "Program") is a Minnesota limited partnership engaged in the production of oil and gas. The Program commenced operations on April 1, 1978 with the primary financial objective of investing its limited partners' subscriptions in the drilling of oil and gas prospects and then distributing to its limited partners all available cash flow from the Program's on-going production operations. Dyco Petroleum Corporation ("Dyco") serves as the General Partner of the Program. Samson Resources Company, an affiliate of Dyco, currently owns more than one-half of the Program's Units of limited partnership interest, making the Program a 50% subsidiary of Samson Resources Company. See "Item 2. Properties" for a description of the Program's reserves and properties.

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

      Dyco currently serves as General Partner of 31 limited partnerships, including the Program. Dyco and Samson Resources Company are wholly-owned subsidiaries of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including Dyco, (collectively, "Samson") are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 1999, Samson owned interests in approximately 14,000 oil and gas wells located in 17 states of the United States and the countries of Canada, Venezuela, and Russia. At December 31, 1999, Samson operated approximately 3,400 oil and gas wells located in 15 states of the United States, as well as Canada, Venezuela, and Russia.

      As a limited partnership, the Program has no officers, directors, or employees. It relies instead on the personnel of Dyco and Samson. As of March 1, 2000, Samson employed approximately 920 persons. No employees are covered by collective bargaining agreements, and management believes that Samson provides a sound employee relations environment. For information regarding the executive officers of Dyco, see "Item 10. Directors and Executive Officers of the Registrant."

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


      Significant Customers

      Purchases of gas by El Paso Energy Marketing Company ("El Paso") accounted for approximately 92.1% of the Program's oil and gas sales during the year ended December 31, 1999. In the event of interruption of purchases by this significant customer or the cessation or material change in availability of open-access transportation by the Program's pipeline transporters, the Program may encounter difficulty in marketing its gas and in maintaining historic sales levels. Alternative purchasers or transporters may not be readily available.

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

      The most important variable affecting the Program's revenues is the prices received for the sale of oil and gas. Predicting future prices is not possible. Concerning past trends, average yearly wellhead gas prices in the United States have been volatile for many years. Over the past ten years such average prices have generally been in the $1.40 to $2.40 per Mcf range. Gas prices are currently in the upper end of this range.

      Substantially all of the Program's gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Program's gas increased from approximately $1.93 per Mcf at December 31, 1998 to approximately $2.24 per Mcf at December 31, 1999. Such prices were on an MMBTU basis and differ from the prices actually received by the Program due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past two years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.00 per barrel. However, production curtailment agreements among major oil producing nations have caused recent oil prices to climb to over $30.00 per barrel in some markets. It is not known whether this trend will continue. Prices for the Program's oil increased from approximately $9.50 per barrel at December 31, 1998 to approximately $22.75 per barrel at December 31, 1999.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 1999. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.


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


ITEM 2.   PROPERTIES

      Well Statistics

      The following table sets forth the numbers of gross and net productive wells of the Program as of December 31, 1999.

                         Well Statistics(1)

                       As of December 31, 1999

           Gross productive wells(2):
                Oil                              1
                Gas                             11
                                                --
                     Total                      12

           Net productive wells(3):
                Oil                            .09
                Gas                            .39
                                               ---
                     Total                     .48

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


      Drilling Activities

      The Program participated in no drilling activities for the year ended December 31, 1999.

      Oil and Gas Production, Revenue, and Price History

      The following table sets forth certain historical information concerning the oil (including condensates) and gas production, net of all royalties, overriding royalties, and other third party interests, of the Program, revenues attributable to such production, and certain price and cost information.


                         Net Production Data

                                     Year Ended December 31,
                                  --------------------------------
                                    1999       1998         1997
                                  --------   --------     --------
Production:
      Oil (Bbls)(1)                    263        382          405
      Gas (Mcf)(2)                  52,504     74,479      168,303

Oil and gas sales:
      Oil                         $  4,012   $  4,173     $  7,016
      Gas                          106,205    143,087      322,637
                                   -------    -------      -------

        Total                     $110,217   $147,260     $329,653
                                   =======    =======      =======

Total direct operating
   expenses(3)                    $ 28,897   $ 50,799     $ 94,591
                                   =======    =======      =======

Direct operating expenses
   as a percentage of oil
   and gas sales                     26.2%      34.5%        28.7%

Average sales price:
   Per barrel of oil                $15.25     $10.92       $17.32
   Per Mcf of gas                     2.02       1.92         1.92

Direct operating expenses per
   equivalent Mcf of gas(4)         $  .53     $  .66         $.55
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

      Proved Reserves and Net Present Value

      The following table sets forth the Program's estimated proved oil and gas reserves and net present value therefrom as of December 31, 1999. The schedule of quantities of proved oil and gas reserves was prepared by Dyco in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). Certain reserve information was reviewed by Ryder Scott Company, L.P. ("Ryder Scott"), an independent petroleum engineering firm. As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses), and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Program's proved reserves was calculated on the basis of current costs and prices at December 31, 1999. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The prices used by Dyco in calculating the net present value attributable to the Program's proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 1999. There can be no assurance that the prices used in calculating the net present value of the Program's proved reserves at December 31, 1999 will actually be realized for such production.

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

                               Proved Reserves and
                                Net Present Value
                              From Proved Reserves

                           As of December 31, 1999 (1)

           Estimated proved reserves:
             Gas (Mcf)                                458,894
             Oil and liquids (Bbls)                     1,160

           Net present value
             (discounted at 10% per annum)           $412,437

-----------------

(1) Includes certain gas balancing adjustments which cause the gas volumes and net present value to differ from the reserve reports prepared by Dyco and reviewed by Ryder Scott.


      No estimates of the proved reserves of the Program comparable to those included herein have been included in reports to any federal agency other than the SEC. Additional information relating to the Program's proved reserves is contained in Note 5 to the Program's financial statements, included in Item 8 of this Annual Report.


      Significant Properties

      As of December 31, 1999, the Program's properties consisted of 12 gross (.48 net) productive wells. The Program also owned a non-working interest in an additional 14 wells. Affiliates of the Program operate 11 (42%) of its total wells. All of the Program's properties are located onshore in the continental United States. Substantially all of the Program's reserves are located in the Anadarko Basin of western Oklahoma and the Texas panhandle, which is an established oil and gas producing basin.

      As of December 31, 1999, the Program's properties in the Anadarko Basin consisted of 11 gross (.39 net) wells. The Program also owned a non-working interest in an additional 13 wells in the Anadarko Basin. Affiliates of the Program operate 9 (38%) of its total Anadarko Basin wells. As of December 31, 1999, the Program had estimated total proved reserves in the Anadarko Basin of approximately 408,746 Mcf of gas and approximately 715 barrels of crude oil, with a present value (discounted at 10% per annum) of estimated future net cash flow of approximately $385,264.

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


ITEM 3.  LEGAL PROCEEDINGS

      On February 13, 1998, Walter K. Spurlin L.L.C. filed a lawsuit against Dyco alleging that Dyco amended or terminated certain gas purchase contracts and fraudulently concealed the settlement of these contracts. (Walter K. Spurlin L.L.C., et al. vs. Dyco Petroleum Corporation, CJ-98-3, District Court of Roger Mills County, Oklahoma.) The Plaintiff filed the petition as a class action on behalf of all individuals who leased Oklahoma mineral leases to Dyco which were subject to certain gas purchase contracts. The Plaintiff, a lessor of the Spurlin No. 1-23 well, alleges that Dyco's actions resulted in a breach of the express and implied obligations of the leases and reckless indifference and/or actual fraud on behalf of Dyco. The Plaintiff has not specified the amount of alleged damages. Dyco filed its answer in the matter on April 1, 1998 in which it denied all of the Plaintiff's allegations and asserted a number of affirmative defenses, including failure to state a claim and running of the statute of limitations. Dyco's affirmative defenses also alleged that the Plaintiff's claims were contrary to the Oklahoma Supreme Court's decision in Roye Realty and Developing, Inc. v. Watson, 949 P.2d 1208 (Okla. 1996) and that Dyco acted as a prudent operator and in accordance with the lease terms. A class certification order was entered by the district court on February 25, 2000. Dyco intends to pursue an interlocutory appeal of this order. The Program had an approximate 8.7% working interest in the Spurlin No. 1-23 well during the periods applicable to this lawsuit.

      Except for the foregoing, to the knowledge of the management of Dyco and the Program, neither Dyco, the Program, nor the Program's properties are subject to any litigation, the results of which would have a material effect on the Program's or Dyco's financial condition or operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

      There were no matters submitted to a vote of the Program's limited partners during 1999.


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


                               Repurchase              Cash
                                  Price             Distributions
                               ----------        ----------------

      1998:
        First Quarter             $126                 $70
        Second Quarter              56                   -
        Third Quarter              120                  25
        Fourth Quarter              95                   -

      1999:
        First Quarter             $ 95                 $ -
        Second Quarter              95                   -
        Third Quarter              160                  20
Fourth Quarter                     140                   -

      2000:
        First Quarter             $140                 $ -


      As of March 1, 2000, the Program has 2,400 Units outstanding and approximately 700 Limited Partners of record.

ITEM 6.    SELECTED FINANCIAL DATA

      The following table presents selected financial data for the Program. This data should be read in conjunction with the financial statements of the Program, and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."




                                                        December 31,

                                    --------------------------------------------------------
                                      1999        1998        1997       1996         1995
                                    --------    --------    --------   --------     --------
Summary of Operations:
   Oil and gas sales                $110,217    $147,260    $329,653   $222,560     $188,215
   Total revenues                    111,165     149,733     331,988    224,511      190,843

   Lease operating expenses           21,137      39,941      70,618     46,425       49,891
   Production taxes                    7,760      10,858      23,973     16,290       13,220
   General and administrative
      expenses                        31,268      31,524      33,807     33,079       32,626
   Depreciation, depletion,
      and amortization of
      oil and gas properties          14,073      18,706      44,478     21,753       33,373
   Impairment provision                 -           -           -          -          13,949

   Net income                         36,927      48,704     159,112    106,964       47,784
      per Unit                         15.23       20.09       65.64      44.13        19.71
   Cash distributions                 48,480     230,280     133,320    109,080       96,960
      per Unit                            20          95          55         45           40

Summary Balance Sheet Data:
   Total assets                      155,839     165,851     357,596    314,601      323,611
   Partners' capital                 121,737     133,290     314,866    289,074      291,190


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


      General Discussion

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Program's revenues is the prices received for the sale of oil and gas. Predicting future prices is not possible. Concerning past trends, average yearly wellhead gas prices in the United States have been volatile for many years. Over the past ten years such average prices have generally been in the $1.40 to $2.40 per Mcf range. Gas prices are currently in the upper end of this range.

      Substantially all of the Program's gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Program's gas increased from approximately $1.93 per Mcf at December 31, 1998 to approximately $2.24 per Mcf at December 31, 1999. Such prices were on an MMBTU basis and differ from the prices actually received by the Program due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past two years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.00 per barrel. However, production curtailment agreements among major oil producing nations have caused recent oil prices to climb to over $30.00 per barrel in some markets. It is not known whether this trend will continue. Prices for the Program's oil increased from approximately $9.50 per barrel at December 31, 1998 to approximately $22.75 per barrel at December 31, 1999.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 1999. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.


      Results of Operations

                      Year Ended December 31, 1999 Compared
                         to Year Ended December 31, 1998
                      -------------------------------------

      Total oil and gas sales decreased $37,043 (25.2%) in 1999 as compared to 1998. Of this decrease, approximately $42,000 was related to a decrease in volumes of gas sold. This decrease was partially offset by an increase of approximately $5,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 119 barrels and 21,975 Mcf, respectively, in 1999 as compared to 1998. The decrease in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the operator on one well during 1998 and (ii) the Program receiving a reduced percentage of sales on three wells during 1999 due to the Program's overproduced gas balancing position in those wells. These decreases were partially offset by a negative prior period volume adjustment made by the purchaser on another well during 1998. Average oil and gas prices increased to $15.25 per barrel and $2.02 per Mcf, respectively, in 1999 from $10.92 per barrel and $1.92 per Mcf, respectively, in 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $21,902 (43.1%) in 1999 as compared to 1998. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold and (ii) workover expenses incurred on one well during 1998 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 26.2% in 1999 from 34.5% in 1998. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses.

Depreciation, depletion, and amortization of oil and gas properties decreased $4,633 (24.8%) in 1999 as compared to 1998. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 12.8% in 1999 from 12.7% in 1998.

      General and administrative expenses remained relatively constant in 1999 as compared to 1998. As a percentage of oil and gas sales, these expenses increased to 28.4% in 1999 from 21.4% in 1998. This percentage increase was primarily due to the decrease in oil and gas sales.



                      Year Ended December 31, 1998 Compared
                         to Year Ended December 31, 1997
                      -------------------------------------

      Total oil and gas sales decreased $182,393 (55.3%) in 1998 as compared to 1997. Of this decrease, approximately $180,000 was related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 23 barrels and 93,824 Mcf, respectively, in 1998 as compared to 1997. The decrease in volumes of gas sold resulted primarily from (i) a positive gas balancing adjustment made by the operator on one well in 1997, (ii) a positive prior period volume adjustment made by the purchaser on another well during 1997, and (iii) a negative prior period volume adjustment made by the purchaser on a third well during 1998. These decreases were partially offset by a positive prior period volume adjustment made by the operator on a fourth well during 1998. Average oil prices decreased to $10.92 per barrel in 1998 from $17.32 per barrel in 1997. Average gas prices remained constant at $1.92 per Mcf during 1998 and 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $43,792 (46.3%) in 1998 as compared to 1997. This decrease resulted primarily from decreases in (i) lease operating expenses associated with the decreases in volumes of oil and gas sold and (ii) production taxes associated with the decrease in oil and gas sales. These decreases were partially offset by workover expenses incurred on one well during 1998 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 34.5% in 1998 from 28.7% in 1997. This percentage increase was primarily due to the prior period volume adjustments during 1998 and 1997 discussed above and the workover expenses incurred during 1998.

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

      Liquidity and Capital Resources

      Net proceeds from operations less necessary operating capital are distributed to the limited partners on a quarterly basis. See "Item 5. Market for the Registrant's Limited Partnership Units and Related Limited Partner Matters." The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, or where methods are employed to permit more efficient recovery of reserves, thereby resulting in a positive economic impact. Assuming 1999 production levels for future years, the Program's proved reserve quantities at December 31, 1999 would have a remaining life of approximately 8.7 years for gas reserves and 4.4 years for oil reserves. However, since the Program's reserve estimates are based on oil and gas prices at December 31, 1999, it is possible that a significant decrease in oil and gas prices from December 31, 1999 levels will reduce such reserves and their corresponding life-span.

      The Program's available capital from the limited partners' subscriptions has been spent on oil and gas drilling activities and there should be no further material capital resource commitments in the future. Occasional expenditures by the Program for well completions or workovers, however, may reduce or eliminate cash available for a particular quarterly cash distribution. During 1999, the Program invested $24,413 for the purchase of additional gas reserves (20,414
Mcf) in the Pankey Unit No. 1 well, the Walter No. 1-24 well, and the Music No. 3-24 well in which the Program owns working interests of 6.77%, 7.41%, and 1.70%, respectively. These reserves were purchased in order to assist the Program in reducing its gas imbalance liabilities on these wells. The Program has no debt commitments. Cash for operational purposes has generally been provided by current oil and gas production. Management believes that cash for ordinary operational purposes in the future will be provided by current oil and gas production.

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


      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Program in 1999. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."


      Year 2000 Computer Issues

      The year 2000 issue refers to the inability of computer and other information technology systems to properly process date and time information, stemming from the earlier programming practice of using two digits rather than four to represent the year in a date. To the knowledge of the General Partner, the Program has not experienced any material effects from the year 2000 issue. Costs incurred by the Program in order to ensure year 2000 compatibility were not material to the Program.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK.

      The Program does not hold any market risk sensitive instruments.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                  REPORT OF INDEPENDENT ACCOUNTANTS



TO THE PARTNERS

DYCO OIL AND GAS PROGRAM 1978-1 LIMITED PARTNERSHIP

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital and cash flows present fairly, in all material respects, the financial position of the Dyco Oil and Gas Program 1978-1 Limited Partnership, a Minnesota limited partnership, at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Program's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.









                               PricewaterhouseCoopers LLP



Tulsa, Oklahoma
March 11, 2000

                      DYCO OIL AND GAS PROGRAM
                     1978-1 LIMITED PARTNERSHIP
                           Balance Sheets
                     December 31, 1999 and 1998

                               ASSETS
                               ------
                                              1999         1998
                                            --------     --------
CURRENT ASSETS:
   Cash and cash equivalents                $  2,459     $ 24,203
   Accrued oil and gas sales                  20,310       18,937
                                             -------      -------
      Total current assets                  $ 22,769     $ 43,140

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                      121,369      105,692

DEFERRED CHARGE                               11,701       17,019
                                             -------      -------
                                            $155,839     $165,851
                                             =======      =======

                  LIABILITIES AND PARTNERS' CAPITAL
                  ---------------------------------

CURRENT LIABILITIES:
   Accounts payable                         $  1,518     $  1,199
   Payable to General
     Partner (Note 1)                          5,000         -
                                             -------      -------
      Total current liabilities             $  6,518     $  1,199

ACCRUED LIABILITY                           $ 27,584     $ 31,362

CONTINGENCY (Note 4)

PARTNERS' CAPITAL:
   General Partner, 24 general
      partner units                         $  1,217     $  1,333
   Limited Partners, issued and
      outstanding, 2,400 Units               120,520      131,957
                                             -------      -------
      Total Partners' capital               $121,737     $133,290
                                             -------      -------
                                            $155,839     $165,851
                                             =======      =======





                     The accompanying notes are an integral
                      part of these financial statements.

                            DYCO OIL AND GAS PROGRAM
                           1978-1 LIMITED PARTNERSHIP
                           Statements of Operations
             For the Years Ended December 31, 1999, 1998, and 1997


                                              1999        1998       1997
                                            --------    --------   --------
REVENUES:
   Oil and gas sales                        $110,217    $147,260   $329,653
   Interest                                      948       2,473      2,335
                                             -------     -------    -------
                                            $111,165    $149,733   $331,988

COSTS AND EXPENSES:
   Lease operating                          $ 21,137    $ 39,941   $ 70,618
   Production taxes                            7,760      10,858     23,973
   Depreciation, depletion, and
      amortization of oil and gas
      properties                              14,073      18,706     44,478
   General and administrative                 31,268      31,524     33,807
                                             -------     -------    -------

                                            $ 74,238    $101,029   $172,876
                                             -------     -------    -------

NET INCOME                                  $ 36,927    $ 48,704   $159,112
                                             =======     =======    =======

GENERAL PARTNER (1%) - NET INCOME           $    369    $    487   $  1,591
                                             =======     =======    =======

LIMITED PARTNERS (99%) - NET INCOME         $ 36,558    $ 48,217   $157,521
                                             =======     =======    =======

NET INCOME per Unit                         $  15.23    $  20.09   $  65.64
                                             =======     =======    =======

UNITS OUTSTANDING                              2,424       2,424      2,424
                                             =======     =======    =======








                     The accompanying notes are an integral
                      part of these financial statements.

                            DYCO OIL AND GAS PROGRAM
                           1978-1 LIMITED PARTNERSHIP
                   Statements of Changes in Partners' Capital
             For the Years Ended December 31, 1999, 1998, and 1997


                                 General     Limited
                                 Partner     Partners      Total
                                 --------   ----------   ----------

Balances at Dec. 31, 1996         $2,891     $286,183     $289,074
   Cash distributions            ( 1,333)   ( 131,987)   ( 133,320)
   Net income                      1,591      157,521      159,112
                                   -----      -------      -------

Balances at Dec. 31, 1997         $3,149     $311,717     $314,866
   Cash distributions            ( 2,303)   ( 227,977)   ( 230,280)
   Net income                        487       48,217       48,704
                                   -----      -------      -------

Balances at Dec. 31, 1998         $1,333     $131,957     $133,290
   Cash distributions            (   485)   (  47,995)   (  48,480)
   Net income                        369       36,558       36,927
                                   -----      -------      -------

Balances at Dec. 31, 1999         $1,217     $120,520     $121,737
                                   =====      =======      =======



                     The accompanying notes are an integral
                      part of these financial statements.

                            DYCO OIL AND GAS PROGRAM
                           1978-1 LIMITED PARTNERSHIP
                           Statements of Cash Flows
             For the Years Ended December 31, 1999, 1998, and 1997


                                            1999        1998         1997
                                          --------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                              $36,927     $ 48,704     $159,112
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil
        and gas properties                  14,073       18,706       44,478
      (Increase) decrease in accrued
        oil and gas sales                 (  1,373)     119,746    (  91,842)
      (Increase) decrease in deferred
        charge                               5,318    (   4,683)      28,411
      Increase (decrease) in
        accounts payable                       319    (  18,174)      16,237
      Increase in payable
        to General Partner                   5,000         -            -
      Increase (decrease) in
        gas imbalance payable                 -       (     690)         690
      Increase (decrease) in
        accrued liability                 (  3,778)       8,695          276
                                            ------      -------      -------
   Net cash provided by
      operating activities                 $56,486     $172,304     $157,362
                                            ------      -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of
      oil and gas properties               $ 1,363     $  4,007     $     94
   Additions to oil and gas
      properties                          ( 31,113)   (     291)        -
                                            ------      -------      -------
   Net cash provided (used) by
      investing activities                ($29,750)    $  3,716     $     94
                                            ------      -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                     ($48,480)   ($230,280)   ($133,320)
                                            ------      -------      -------
   Net cash used by financing
      activities                          ($48,480)   ($230,280)   ($133,320)
                                            ------      -------      -------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                   ($21,744)   ($ 54,260)    $ 24,136

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                      24,203       78,463       54,327
                                            ------      -------      -------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                            $ 2,459     $ 24,203     $ 78,463
                                            ======      =======      =======







                     The accompanying notes are an integral
                      part of these financial statements.

         DYCO OIL AND GAS PROGRAM 1978-1 LIMITED PARTNERSHIP
                    Notes to Financial Statements
        For the Years Ended December 31, 1999, 1998, and 1997


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Nature of Operations

           The Dyco Oil and Gas Program 1978-1 Limited Partnership (the "Program"), a Minnesota limited partnership, commenced operations on April 1, 1978. Dyco Petroleum Corporation ("Dyco") is the General Partner of the Program. Affiliates of Dyco owned 1,205 (50.2%) of the Program's Units at December 31, 1999.

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


      Oil and Gas Properties

           Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized. Capitalized costs are depleted on a gross revenue method using estimates of proved reserves. The full cost amortization rates per equivalent Mcf of gas produced during the years ended December 31, 1999, 1998, and 1997 were $0.26, $0.24, and
      $0.26, respectively. The Program's calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission ("SEC")) the excess is charged to expense in the year during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.


      Deferred Charge

           The Deferred Charge at December 31, 1999 and 1998 represents costs deferred for lease operating expenses incurred in connection with the
      Program's underproduced gas imbalance positions. The rate used in calculating the deferred charge is the average of the annual production costs per Mcf. At December 31, 1999, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production on these wells by 32,182 Mcf, resulting in prepaid lease operating expenses of $11,701. At December 31, 1998, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production on these wells by 49,245 Mcf, resulting in prepaid lease operating expenses of $17,019.


      Payable to General Partner

           The Payable to General Partner at December 31, 1999 represents an operating advance from the General Partner. Such amount was repaid in January 2000.


      Accrued Liability

           The Accrued Liability at December 31, 1999 and 1998 represents charges accrued for lease operating expenses incurred in connection with the Program's overproduced gas imbalance positions. The rate used in calculating the accrued liability is the average of the annual production costs per Mcf. At December 31, 1999, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production on these wells by 75,863 Mcf, resulting in accrued lease operating expenses of

      $27,584. At December 31, 1998, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production on these wells by 90,746 Mcf, resulting in accrued lease operating expenses of $31,362.


      Oil and Gas Sales and Gas Imbalance Payable

           The Program's oil and condensate production is sold, title passed, and revenue recognized at or near the Program's wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program's interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program's interest in gas reserves. During such times as the Program's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Program's share of estimated total gas reserves underlying the property at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices received for the volumes at the time the overproduction occurred. No such liability was recorded at December 31, 1999 or December 31, 1998.


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


      Income Taxes

           Income or loss for income tax purposes is includable in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements. During 1999 Samson

      Resources Company's ownership of Units first exceeded 50%. As required by IRS regulations, the Program's tax year has been changed to coincide with Samson's tax year of July 1 to June 30.


2.    TRANSACTIONS WITH RELATED PARTIES

           The Program obtained an operating advance from the General Partner during the fourth quarter of 1999 due to the purchase of reserves on one well. Such amount was repaid in January 2000.

           Under the terms of the Program Agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological, and engineering expenses it incurs on behalf of the Program. During the years ended December 31, 1999, 1998, and 1997, such expenses totaled $31,268, $31,524, and $33,807, respectively, of which $24,876 was paid each year to Dyco and its affiliates.

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


3.    MAJOR CUSTOMERS

           The following purchaser individually accounted for 10% or more of the combined oil and gas sales of the Program for the years ended December 31, 1999, 1998, and 1997:

           Purchaser               1999     1998    1997
           ---------               -----    -----   -----

           El Paso Energy
             Marketing Company     92.1%    96.3%   87.3%

           In the event of interruption of purchases by this significant customer or the cessation or material change in availability of open-access transportation by the Program's pipeline transporters, the Program may encounter difficulty in marketing its gas and in maintaining historic sales levels. Alternative purchasers or transporters may not be readily available.

4.    CONTINGENCY

           On February 13, 1998, a royalty owner filed a lawsuit against Dyco alleging that Dyco amended or terminated certain gas purchase contracts and fraudulently concealed the settlement of these contracts. The lawsuit involves the Spurlin No. 1-23 Well. Dyco has filed an Answer asserting various affirmative defenses, and intends to vigorously defend this lawsuit. A class certification order was entered by the district court on February 25, 2000. Dyco intends to pursue an interlocutory appeal of this order. As of the date of these financial statements, the Program is not able to determine the ultimate outcome of this lawsuit or the assessment of any damages that may result.


5.    SUPPLEMENTAL OIL AND GAS INFORMATION

           The following supplemental information regarding the oil and gas activities of the Program is presented pursuant to the disclosure requirements promulgated by the SEC.


      Capitalized Costs

           The  Program's   capitalized  costs  and  accumulated   depreciation,
      depletion, amortization, and valuation allowance at December 31, 1999 and 1998 were as follows:


                                           December 31,
                                   ----------------------------
                                       1999            1998
                                   -------------   -------------

      Proved properties             $14,966,100     $14,936,350

      Less accumulated depre-
        ciation, depletion,
        amortization, and
        valuation allowance        ( 14,844,731)   ( 14,830,658)
                                     ----------      ----------

      Net oil and gas properties    $   121,369     $   105,692
                                     ==========      ==========

      Costs Incurred

           The Program incurred no oil and gas property exploration costs during 1999, 1998, and 1997. Costs incurred by the Program in connection with its oil and gas property acquisition (purchase of reserves) and development activities during 1999, 1998, and 1997 were as follows:


                                           December 31,
                                    --------------------------
                                     1999       1998      1997
                                    -------    ------    ------

           Acquisition costs        $24,413      $ -      $ -
           Development costs          6,700       291       -
                                     ======       ===      ===

      Quantities of Proved Oil and Gas Reserves - Unaudited

           Set forth below is a summary of the changes in the net quantities of the Program's proved crude oil and gas reserves for the years ended December 31, 1999, 1998, and 1997. Proved reserves were estimated by petroleum engineers employed by affiliates of the Program. Certain reserve information was reviewed by Ryder Scott Company, L.P., an independent petroleum engineering firm. All of the Program's reserves are located in the United States. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve information prepared by Dyco and reviewed by Ryder Scott.



                                      1999                      1998                     1997
                               --------------------      -------------------      --------------------
                                 Oil         Gas           Oil        Gas          Oil          Gas
                               (Bbls)       (Mcf)        (Bbls)      (Mcf)        (Bbls)       (Mcf)
                               -------    ---------      -------   ---------      -------    ---------
Proved reserves,
   beginning of year            1,010      444,604        1,030     437,603        1,478      504,395

Revisions of previous
   estimates                      413       46,380          362      84,776       (   43)     101,511

Purchase of reserves              -         20,414           -          -             -           -

Sales of reserves                 -           -              -     (  3,296)          -           -

Production                     (  263)    ( 52,504)      (  382)   ( 74,479)      (  405)    (168,303)
                                -----      -------        -----     -------        -----      -------

Proved reserves,
   end of year                  1,160      458,894        1,010     444,604        1,030      437,603
                                =====      =======        =====     =======        =====      =======

Proved developed reserves:
   Beginning of year            1,010      444,604        1,030     437,603        1,478      504,395
                                -----      -------        -----     -------        -----      -------

   End of year                  1,160      458,894        1,010     444,604        1,030      437,603
                                =====      =======        =====     =======        =====      =======


           The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The Program's reserves were determined at December 31, 1999 using oil and gas prices of $22.75 per barrel and $2.24 per Mcf, respectively.


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

            NAME         AGE            POSITION WITH DYCO
      ----------------   ---     ------------------------------
      Dennis R. Neill    47      President and Director

      Patrick M. Hall    41      Chief Financial Officer

      Judy K. Fox        48      Secretary

      The  director   will  hold  office  until  the  next  annual   meeting  of
shareholders of Dyco or until his successor has been duly elected and qualified. All executive officers serve at the discretion of the Board of Directors.

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


      Section 16(a) Beneficial Ownership Reporting Compliance

      To the best knowledge of the Program and Dyco, there were no officers, directors, or ten percent owners who were delinquent filers during 1999 of reports required under Section 16(a) of the Securities and Exchange Act of 1934.


ITEM 11.   EXECUTIVE COMPENSATION

      The Program is a limited partnership and, therefore, has no officers or directors. The following table summarizes the amounts paid by the Program as compensation and reimbursements to Dyco and its affiliates for the three years ended December 31, 1999:

      Compensation/Reimbursement to Dyco and its affiliates
                 Three Years Ended December 31, 1999

Type of Compensation/Reimbursement(1)             Expense
-------------------------------------   ---------------------------
                                          1999      1998     1997
                                        --------   -------  -------
Compensation:
   Operations                              (2)       (2)      (2)

Reimbursements:
   General and Administrative,
      Geological, and Engineering
      Expenses and Direct Expenses(3)   $24,876    $24,876  $24,876
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

      As noted in the Compensation/Reimbursement Table above, the directors, officers, and employees of Dyco and their affiliates receive no direct remuneration from the Program for their services. However, to the extent such services represent direct involvement with the Program, as opposed to general corporate functions, such persons' salaries are allocated to and reimbursed by the Program. Such allocation to the Program's general and administrative, geological, and engineering expenses of the salaries of directors, officers, and employees of Dyco and its affiliates is based on internal records maintained by Dyco and its affiliates, and represents investor relations, legal, accounting, data processing, management, gas marketing, and other functions directly attributable to the Program's operations. When actual costs incurred benefit other partnerships and affiliates, the allocation of costs is based on the relationship of the Program's reserves to the total reserves owned by all partnerships and reserves. The following table indicates the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of Dyco and its affiliates for the three years ended December 31, 1999:


                              Salary Reimbursement
                       Three Years Ended December 31, 1999

                                                                 Long Term Compensation
                                                             -------------------------------
                                 Annual Compensation                 Awards          Payouts
                             -----------------------------   ---------------------   -------
                                                                          Securi-
                                                   Other                   ties                   All
   Name                                            Annual    Restricted   Under-                 Other
    and                                            Compen-     Stock      lying       LTIP      Compen-
 Principal                   Salary      Bonus     sation     Award(s)    Options/   Payouts     sation
  Position           Year      ($)        ($)        ($)        ($)       SARs(#)      ($)        ($)
---------------      ----    -------    -------    -------   ----------   --------   -------    -------
Dennis R. Neill,
President(1)         1997      -          -          -         -            -          -          -
                     1998      -          -          -         -            -          -          -
                     1999      -          -          -         -            -          -          -

All Executive
Officers,
Directors,
and Employees
as a group(2)        1997    $14,681      -          -         -            -          -          -
                     1998    $14,722      -          -         -            -          -          -
                     1999    $15,194      -          -         -            -          -          -

----------
(1)   The  general  and  administrative   expenses  paid  by  the  Program  and  attributable  to  salary reimbursements do not include any salary or other compensation attributable to Mr. Neill.
(2)   No  officer  or  director  of Dyco or its  affiliates  provides  full-time services to the Program and no individual's  salary or other  compensation reimbursement from the Program equals or exceeds $100,000 per annum.


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


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as to the beneficial ownership of the Program's Units as of March 1, 2000 by each beneficial owner of more than 5% of the issued and outstanding Units and by the directors, officers, and affiliates of Dyco. The address of each of such persons is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.


                                          Number of Units
                                            Beneficially
                                           Owned (Percent
 Beneficial Owner                          of Outstanding)
-------------------------------           -----------------

Samson Resources Company                  1,209     (50.4%)

All directors, officers, and
   affiliates of Dyco as a group
   and Dyco (5 persons)                   1,209     (50.4%)


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

      Samson Resources Company, an affiliate of Dyco, ("Resources") owns approximately 50.4% of the Program's outstanding Units as of March 1, 2000, making the Program a 50% subsidiary of Resources. The Program Agreement permits Resources to independently vote its Units. Resources' majority Unit ownership will determine the outcome of any matter submitted for a vote of the Limited Partners.

                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)  Financial Statements, Financial Statement Schedules, and Exhibits.

           (1) Financial Statements: The following financial statements for the Program as of December 31, 1999 and 1998 and for the years ended December 31, 1999, 1998, and 1997 are filed as part of this report:

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

               *23.1 Consent of Ryder Scott  Company,  L.P. for Dyco Oil and Gas
                     Program 1978-1 Limited Partnership.

               *27.1 Financial  Data  Schedule   containing   summary  financial
                     information extracted from the Dyco Oil and Gas Program 1978-1 Limited Partnership's financial statements as of December 31, 1999 and for the year ended December 31, 1999.

                All other Exhibits are omitted as inapplicable.


                ------------------
                *  Filed herewith.


      (b)  Reports on Form 8-K filed during the fourth quarter of 1999:

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

                               DYCO OIL AND GAS PROGRAM 1978-1
                               LIMITED PARTNERSHIP

                               By:  DYCO PETROLEUM CORPORATION
                                    General Partner

                                    March 16, 2000


                               By:  //s// Dennis R. Neill
                                    ------------------------------
                                    Dennis R. Neill
                                    President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:   //s// Dennis R. Neill    President and        March 16, 2000
      -------------------      Director (Principal
          Dennis R. Neill      Executive Officer)

      //s// Patrick M. Hall    Chief Financial      March 16, 2000
      -------------------      Officer (Principal
          Patrick M. Hall      Financial and
                               Accounting Officer)

      //s// Judy K. Fox        Secretary            March 16, 2000
      -------------------
          Judy K. Fox

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

*23.1 Consent of Ryder Scott Company, L.P. for Dyco Oil and Gas Program 1978-1 Limited Partnership.

*27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1978-1 Limited Partnership's financial statements as of December 31, 1999 and for the year ended December 31, 1999.


------------------
*  Filed herewith.