Form 10-Q
period 2000-03-31
DYCO 1978 OIL & GAS PROGRAMS/OLD/
filed 2000-05-02
CIK 215718

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
   March 31, 2000                                 0-8881



                        DYCO OIL AND GAS PROGRAM 1978-1
                            (A LIMITED PARTNERSHIP)
            (Exact Name of Registrant as specified in its charter)



         Minnesota                            41-1343930
(State or other jurisdiction     (I.R.S. Employer Identification
   of incorporation or                         Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                                   (Unaudited)

                                     ASSETS

                                           March 31,  December 31,
                                             2000         1999
                                           ---------  ------------

CURRENT ASSETS:
   Cash and cash equivalents                $  5,782     $  2,459
   Accrued oil and gas sales                  23,588       20,310
                                            --------     --------
     Total current assets                   $ 29,370     $ 22,769

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                      119,208      121,369

DEFERRED CHARGE                               11,701       11,701
                                            --------     --------
                                            $160,279     $155,839
                                            ========     ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                         $  1,660     $  1,518
   Payable to General Partner (Note 2)         2,000        5,000
                                            --------     --------
     Total current liabilities              $  3,660     $  6,518

ACCRUED LIABILITY                           $ 27,584     $ 27,584

PARTNERS' CAPITAL:
   General Partner, 24 general
     partner units                          $  1,290     $  1,217
   Limited Partners, issued and
     outstanding, 2,400 Units                127,745      120,520
                                            --------     --------
     Total Partners' capital                $129,035     $121,737
                                            --------     --------
                                            $160,279     $155,839
                                            ========     ========






            The accompanying condensed notes are an integral part of
                           these financial statements.

              DYCO OIL AND GAS PROGRAM 1978-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                           2000           1999
                                         --------       --------

REVENUES:
   Oil and gas sales                      $33,790        $24,727
   Interest                                    12            217
                                          -------        -------
                                          $33,802        $24,944

COSTS AND EXPENSES:
   Oil and gas production                 $ 7,800        $ 7,652
   Depreciation, depletion, and
     amortization of oil and gas
     properties                             3,584          4,153
   General and administrative
     (Note 2)                              15,120         10,498
                                          -------        -------
                                          $26,504        $22,303
                                          -------        -------

NET INCOME                                $ 7,298        $ 2,641
                                          =======        =======
GENERAL PARTNER (1%) - net income         $    73        $    26
                                          =======        =======
LIMITED PARTNERS (99%) - net income       $ 7,225        $ 2,615
                                          =======        =======
NET INCOME PER UNIT                       $  3.01        $  1.09
                                          =======        =======
UNITS OUTSTANDING                           2,424          2,424
                                          =======        =======






            The accompanying condensed notes are an integral part of
                           these financial statements.

              DYCO OIL AND GAS PROGRAM 1978-1 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)


                                             2000         1999
                                           --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                               $ 7,298      $ 2,641
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Depreciation, depletion, and
       amortization of oil and gas
       properties                             3,584        4,153
     (Increase) decrease in accrued
       oil and gas sales                   (  3,278)       3,295
     Increase in accounts payable               142        1,229
     Decrease in payable to General
       Partner                             (  3,000)           -
                                            -------      -------
   Net cash provided by operating
     activities                             $ 4,746      $11,318
                                            -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties     ($ 1,423)     $     -
                                            -------      -------
   Net cash used by investing
     activities                            ($ 1,423)     $     -
                                            -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net cash used by financing
     activities                             $     -      $     -
                                            -------      -------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                              $ 3,323      $11,318

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                        2,459       24,203
                                            -------      -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                            $ 5,782      $35,521
                                            =======      =======





            The accompanying condensed notes are an integral part of
                           these financial statements.

              DYCO OIL AND GAS PROGRAM 1978-1 LIMITED PARTNERSHIP
                    CONDENSED NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheet as of March 31, 2000, statements of operations for the three months ended March 31, 2000 and 1999, and statements of cash flows for the three months ended March 31, 2000 and 1999 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1978-1 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2000, results of operations for the three months ended March 31, 2000 and 1999, and changes in cash flows for the three months ended March 31, 2000 and 1999 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.


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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended March 31, 2000 and 1999 the Program incurred such expenses totaling $15,120 and $10,498, respectively, of which $7,188 and $6,219, respectively, were paid each period to Dyco and its affiliates.

      Affiliates of the Program operate certain of the Program's properties. Their policy is to bill the Program for all customary charges and cost reimbursements associated with these activities.

      The payable to General Partner at March 31, 2000 represents audit fees paid by the General Partner on behalf of the Program. This amount was reimbursed to the General Partner in April 2000. The payable to General Partner at December 31, 1999 represents an operating advance from the General Partner. Such amount was repaid in January 2000.

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

      The Program's available capital from the limited partners' subscriptions has been spent on oil and gas drilling activities and there should be no further material capital resource commitments in the future. The Program has no debt commitments. Management believes that cash for ordinary operational purposes will be provided by current oil and gas production.


RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variables affecting the Program's revenues are the prices received for the sale of oil and gas and the volumes of oil and gas produced. The Program's production is mainly natural gas, so such pricing and volumes are the most significant factors.

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Program's gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Recent gas prices have been higher than the Program's historical average. This is attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to low prices in 1998.

      THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999.

                                      Three Months Ended March 31,
                                      ----------------------------
                                            2000            1999
                                           -------         -------
      Oil and gas sales                    $33,790         $24,727
      Oil and gas production expenses      $ 7,800         $ 7,652
      Barrels produced                          45             111
      Mcf produced                          13,782          15,027
      Average price/Bbl                    $ 25.62         $  9.47
      Average price/Mcf                    $  2.37         $  1.58

      As shown in the table above, total oil and gas sales increased $9,063 (36.7%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. Of this increase, approximately $11,000 was related to an increase in the average price of gas sold. This increase was partially offset by a decrease of approximately $2,000 related to a decrease in the volumes of gas sold. Volumes of oil and gas sold decreased 66 barrels and 1,245 Mcf, respectively, for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. Average oil and gas prices increased to $25.62 per barrel and $2.37 per Mcf, respectively, for the three months ended March 31, 2000 from $9.47 per barrel and $1.58 per Mcf, respectively, for the three months ended March 31, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $148 (1.9%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. As a percentage of oil and gas sales, these expenses decreased to 23.1% for the three months ended March 31, 2000 from 30.9% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $569 (13.7%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This decrease was primarily due to the decreases in the volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 10.6% for the three months ended March 31, 2000 from 16.8% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $4,622 (44.0%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This increase was primarily due to an increase in audit fees. As a percentage of oil and gas sales, these expenses increased to 44.7% for the three months ended March 31, 2000 from 42.5% for the three months ended March 31, 1999.


YEAR 2000 COMPUTER ISSUES
-------------------------

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1978-1 Limited Partnership's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

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


                          DYCO OIL AND GAS PROGRAM 1978-1 LIMITED
                          PARTNERSHIP

                                  (Registrant)

                               BY:  DYCO PETROLEUM CORPORATION

                                    General Partner


Date:  May  2, 2000           By:         /s/Dennis R. Neill
                                  -------------------------------
                                        (Signature)
                                        Dennis R. Neill
                                        President


Date:  May  2, 2000            By:        /s/Patrick M. Hall
                                  -------------------------------
                                        (Signature)
                                        Patrick M. Hall
                                        Chief Financial Officer

                                INDEX TO EXHIBITS


NUMBER     DESCRIPTION
------     -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1978-1 Limited Partnership's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

           All other exhibits are omitted as inapplicable.