Form 10-Q
period 2000-09-30
DYCO 1978 OIL & GAS PROGRAMS/OLD/
filed 2000-11-08
CIK 215718

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
  September 30, 2000                                    0-8881



                         DYCO OIL AND GAS PROGRAM 1978-1
                             (A LIMITED PARTNERSHIP)
             (Exact Name of Registrant as specified in its charter)



         Minnesota                          41-1343930
(State or other jurisdiction    (I.R.S. Employer Identification
   of incorporation or                       Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                                   (Unaudited)

                                     ASSETS

                                              September 30,    December 31,
                                                   2000            1999
                                              -------------    ------------

CURRENT ASSETS:
   Cash and cash equivalents                      $ 18,965        $  2,459
   Accrued oil and gas sales                        30,628          20,310
                                                  --------        --------
      Total current assets                        $ 49,593        $ 22,769

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                            104,952         121,369

DEFERRED CHARGE                                     11,418          11,701
                                                  --------        --------
                                                  $165,963        $155,839
                                                  ========        ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                               $  1,210        $  1,518
   Payable to General Partner (Note 2)                   -           5,000
                                                  --------        --------
      Total current liabilities                   $  1,210        $  6,518

ACCRUED LIABILITY                                 $ 30,264        $ 27,584

PARTNERS' CAPITAL:
   General Partner, 24 general
      partner units                               $  1,345        $  1,217
   Limited Partners, issued and
      outstanding, 2,400 Units                     133,144         120,520
                                                  --------        --------
      Total Partners' capital                     $134,489        $121,737
                                                  --------        --------
                                                  $165,963        $155,839
                                                  ========        ========






                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1978-1 LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                 2000              1999
                                               --------          --------

REVENUES:
   Oil and gas sales                            $42,100           $30,087
   Interest                                         503               419
                                                -------           -------
                                                $42,603           $30,506

COSTS AND EXPENSES:
   Oil and gas production                       $ 6,707           $ 9,667
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  2,323             1,566
   General and administrative
      (Note 2)                                    9,598             6,971
                                                -------           -------
                                                $18,628           $18,204
                                                -------           -------

NET INCOME                                      $23,975           $12,302
                                                =======           =======
GENERAL PARTNER (1%) - net income               $   240           $   123
                                                =======           =======
LIMITED PARTNERS (99%) - net income             $23,735           $12,179
                                                =======           =======
NET INCOME PER UNIT                             $  9.89           $  5.08
                                                =======           =======
UNITS OUTSTANDING                                 2,424             2,424
                                                =======           =======




                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1978-1 LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                 2000              1999
                                               --------          --------

REVENUES:
   Oil and gas sales                           $116,874           $78,764
   Interest                                         610               929
                                               --------           -------
                                               $117,484           $79,693

COSTS AND EXPENSES:
   Oil and gas production                      $ 16,100           $21,620
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  7,244             7,538
   General and administrative
      (Note 2)                                   32,908            24,116
                                               --------           -------
                                               $ 56,252           $53,274
                                               --------           -------

NET INCOME                                     $ 61,232           $26,419
                                               ========           =======
GENERAL PARTNER (1%) - net income              $    613           $   264
                                               ========           =======
LIMITED PARTNERS (99%) - net income            $ 60,619           $26,155
                                               ========           =======
NET INCOME PER UNIT                            $  25.26           $ 10.90
                                               ========           =======
UNITS OUTSTANDING                                 2,424             2,424
                                               ========           =======




                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1978-1 LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                   2000            1999
                                                 --------        --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $61,232         $26,419
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  7,244           7,538
      Increase in accrued oil and
        gas sales                                ( 10,318)       (  2,754)
      Decrease in deferred charge                     283               -
      Increase (decrease) in accounts
        payable                                  (    308)            555
      Decrease in payable to General
        Partner                                  (  5,000)              -
      Increase in accrued liability                 2,680               -
                                                  -------         -------
   Net cash provided by operating
      activities                                  $55,813         $31,758
                                                  -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of oil and gas
      properties                                  $11,702         $     -
   Additions to oil and gas properties           (  2,529)              -
                                                  -------         -------
   Net cash provided by investing
      activities                                  $ 9,173         $     -
                                                  -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                            ($48,480)       ($48,480)
                                                  -------         -------
   Net cash used by financing
      activities                                 ($48,480)       ($48,480)
                                                  -------         -------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                               $16,506     (   $16,722)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              2,459          24,203
                                                  -------         -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                  $18,965         $ 7,481
                                                  =======         =======

                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1978-1 LIMITED PARTNERSHIP
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheet as of September 30, 2000, statements of operations for the three and nine months ended September 30, 2000 and 1999, and statements of cash flows for the nine months ended September 30, 2000 and 1999 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1978-1 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2000, results of operations for the three and nine months ended September 30, 2000 and 1999, and changes in cash flows for the nine months ended September 30, 2000 and 1999 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.


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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 2000 and 1999 the Program incurred such expenses totaling $9,598 and $6,971, respectively, of which $7,188 and $6,219, respectively, were paid each period to Dyco and its affiliates. During the nine months ended September 30, 2000 and 1999 the Program incurred such expenses totaling $32,908 and $24,116, respectively, of which $21,564 and $18,657, respectively, were paid each period to Dyco and its affiliates.

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

      The Program's Statement of Cash Flows for the nine months ended September 30, 2000 includes proceeds from the sale of oil and gas properties during the second quarter of 2000. These proceeds were included in cash distributions for the Program paid in September 2000.


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

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Program's gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Recent gas prices have been significantly higher than the Program's historical average. This is attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999.

      THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

                                              Three Months Ended September 30,
                                              --------------------------------
                                                   2000              1999
                                                  -------           -------
      Oil and gas sales                           $42,100           $30,087
      Oil and gas production expenses             $ 6,707           $ 9,667
      Barrels produced                                  -                52
      Mcf produced                                 10,258            12,016
      Average price/Bbl                           $     -           $ 21.08
      Average price/Mcf                           $  4.10           $  2.41

      As shown in the table above, total oil and gas sales increased $12,013 (39.9%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. Of this increase, approximately $17,000 was related to an increase in the average price of gas sold, which increase was partially offset by a decrease of approximately $4,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 52 barrels and 1,758 Mcf, respectively, for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. The decrease in volumes of gas sold was primarily due to the sale of two wells during early 2000 and normal declines in production. The average price of oil sold was $21.08 per barrel for the three months ended September 30, 1999. Average gas prices increased to $4.10 per Mcf for the three months ended September 30, 2000 from $2.41 per Mcf for the three months ended September 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $2,960 (30.6%) for the three months ended September 30, 2000 as compared to the three months ended September 30 1999. This decrease was primarily due to (i) expenses incurred to plug and abandon one well during the three months ended September 30, 1999 and (ii) a positive prior period lease operating expense adjustment made by the operator on one well during the three months ended September 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 15.9% for the three months ended September 30, 2000 from 32.1% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $757 (48.3%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This increase was primarily due to the decreased dollar amount of depreciation, depletion, and amortization charged during the third quarter of 1999 which resulted from a significant increase in the gas price used in the valuation of reserves at September 30, 1999 as compared to June 30, 1999. As a percentage of oil and gas sales, this expense increased to 5.5% for the three months ended September 30, 2000 from 5.2% for the three months ended September 30, 1999.

      General and administrative expenses increased $2,627 (37.7%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This increase was primarily due to (i) a change in allocation among the Program and other affiliated programs of indirect general and administrative expenses reimbursed to the General Partner and
      (ii) accounting review fees incurred during the three months ended September 30, 2000 as a result of new ongoing requirements imposed by the Securities and Exchange Commission. As a percentage of oil and gas sales, these expenses remained relatively constant at 22.8% for the three months ended September 30, 2000 and 23.2% for the three months ended September 30, 1999.

      NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                   2000              1999
                                                 --------           -------
      Oil and gas sales                          $116,874           $78,764
      Oil and gas production expenses            $ 16,100           $21,620
      Barrels produced                                106               229
      Mcf produced                                 36,765            39,186
      Average price/Bbl                          $  24.87           $ 14.13
      Average price/Mcf                          $   3.11           $  1.93

      As shown in the table above, total oil and gas sales increased $38,110 (48.4%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Of this increase, approximately $43,000 was related to an increase in the average price of gas sold, which increase was partially offset by a decrease of approximately $5,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 123 barrels and 2,421 Mcf, respectively, for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Average oil and gas prices increased to $24.87 per barrel and $3.11 per Mcf, respectively, for the nine months ended September 30, 2000 from $14.13 per barrel and $1.93 per Mcf, respectively, for the nine months ended September 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $5,520 (25.5%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This decrease was primarily due to a negative prior period lease operating expense adjustment made by the operator on one well during the nine months ended September 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 13.8% for the nine months ended September 30, 2000 from 27.4% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses and the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $294 (3.9%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. As a percentage of oil and gas sales, this expense decreased to 6.2% for the nine months ended September 30, 2000 from 9.6% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $8,792 (36.4%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This increase was primarily due to a change in allocation among the Program and other affiliated programs of audit fees and indirect general and administrative expenses reimbursed to the General Partner. As a percentage of oil and gas sales, these expenses decreased to 28.2% for the nine months ended September 30, 2000 from 30.6% for the nine months ended September 30, 1999.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.


      The Program does not hold any market risk sensitive instruments.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1978-1 Limited Partnership's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

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


                              DYCO OIL AND GAS PROGRAM 1978-1 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  November 8, 2000             By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  November 8, 2000              By:          /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer

INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1978-1 Limited Partnership's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

            All other exhibits are omitted as inapplicable.