Form 10-Q
period 2001-03-31
DYCO 1978 OIL & GAS PROGRAMS/OLD/
filed 2001-05-07
CIK 215718

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
   March 31, 2001                                 0-8881



                       DYCO OIL AND GAS PROGRAM 1978-1
                           (A LIMITED PARTNERSHIP)
            (Exact Name of Registrant as specified in its charter)



         Minnesota                         41-1343930
(State or other jurisdiction    (I.R.S. Employer Identification
   of incorporation or                       Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                                   (Unaudited)

                                     ASSETS

                                                 March 31,     December 31,
                                                   2001            2000
                                                 ---------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                      $ 66,972        $ 15,709
   Accrued oil and gas sales                        39,385          37,936
                                                  --------        --------
      Total current assets                        $106,357        $ 53,645

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                            100,096         104,489

DEFERRED CHARGE                                      2,739           2,739
                                                  --------        --------
                                                  $209,192        $160,873
                                                  ========        ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                               $  1,184        $  1,928
                                                  --------        --------
      Total current liabilities                   $  1,184        $  1,928

ACCRUED LIABILITY                                 $ 23,586        $ 23,586

PARTNERS' CAPITAL:
   General Partner, 24 general
      partner units                               $  1,844        $  1,354
   Limited Partners, issued and
      outstanding, 2,400 Units                     182,578         134,005
                                                  --------        --------
      Total Partners' capital                     $184,422        $135,359
                                                  --------        --------
                                                  $209,192        $160,873
                                                  ========        ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1978-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                 2001              2000
                                               --------          --------

REVENUES:
   Oil and gas sales                            $78,359           $33,790
   Interest                                         320                12
                                                -------           -------
                                                $78,679           $33,802

COSTS AND EXPENSES:
   Oil and gas production                       $ 9,148           $ 7,800
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  4,393             3,584
   General and administrative
      (Note 2)                                   16,075            15,120
                                                -------           -------
                                                $29,616           $26,504
                                                -------           -------

NET INCOME                                      $49,063           $ 7,298
                                                =======           =======
GENERAL PARTNER (1%) - net income               $   490           $    73
                                                =======           =======
LIMITED PARTNERS (99%) - net income             $48,573           $ 7,225
                                                =======           =======
NET INCOME PER UNIT                             $ 20.24           $  3.01
                                                =======           =======
UNITS OUTSTANDING                                 2,424             2,424
                                                =======           =======




            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1978-1 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                   2001            2000
                                                 --------        --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $49,063          $7,298
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  4,393           3,584
      Increase in accrued oil and
        gas sales                                (  1,449)        ( 3,278)
      Increase (decrease) in accounts
        payable                                  (    744)            142
      Decrease in payable to General
        Partner                                         -         ( 3,000)
                                                  -------          ------
   Net cash provided by operating
      activities                                  $51,263          $4,746
                                                  -------          ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties            $     -         ($1,423)
                                                  -------          ------
   Net cash used by investing
      activities                                  $     -         ($1,423)
                                                  -------          ------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net cash used by financing
      activities                                  $     -          $    -
                                                  -------          ------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                    $51,263          $3,323

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             15,709           2,459
                                                  -------          ------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                  $66,972          $5,782
                                                  =======          ======



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1978-1 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheet as of March 31, 2001, statements of operations for the three months ended March 31, 2001 and 2000, and statements of cash flows for the three months ended March 31, 2001 and 2000 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1978-1 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2001, results of operations for the three months ended March 31, 2001 and 2000, and changes in cash flows for the three months ended March 31, 2001 and 2000 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.


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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended March 31, 2001 and 2000, the Program incurred such expenses totaling $16,075 and $15,120, respectively, of which $7,188 was paid each period to Dyco and its affiliates.

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

      THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                   2001              2000
                                                  -------           -------
      Oil and gas sales                           $78,359           $33,790
      Oil and gas production expenses             $ 9,148           $ 7,800
      Barrels produced                                 17                45
      Mcf produced                                 11,316            13,782
      Average price/Bbl                           $ 27.12           $ 25.62
      Average price/Mcf                           $  6.88           $  2.37

      As shown in the table above, total oil and gas sales increased $44,569 (131.9%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. Of this increase, approximately $51,000 was related to an increase in the average price of gas sold. This increase was partially offset by a decrease of approximately $6,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 28 barrels and 2,466 Mcf, respectively, for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The decrease in volumes of gas sold was primarily due to (i) the Program's receipt of a reduced percentage of sales during the three months ended March 31, 2001 on two wells due to gas balancing and (ii) the sale of one well during 2000. Average oil and gas prices increased to $27.12 per barrel and $6.88 per Mcf, respectively, for the three months ended March 31, 2001 from $25.62 per barrel and $2.37 per Mcf, respectively, for the three months ended March 31, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $1,348 (17.3%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This increase was primarily due to an increase in production taxes associated with the increase in oil and gas sales. This increase was partially offset by a decrease in lease operating expenses due to the sale of one well during 2000. As a percentage of oil and gas sales, these expenses decreased to 11.7% for the three months ended March 31, 2001 from 23.1% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $809 (22.6%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This increase was primarily due to the increase in the average price of gas sold. This increase was partially offset by decreases in depreciation, depletion, and amortization due to (i) an increase in the gas price used in the valuation of reserves at March 31, 2001 as compared to March 31, 2000 and (ii) the decrease in volumes of gas sold. As a percentage of oil and gas sales, this expense decreased to 5.6% for the three months ended March 31, 2001 from 10.6% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in the gas price used in the valuation of reserves.

      General and administrative expenses increased $955 (6.3%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. As a percentage of oil and gas sales, these expenses decreased to 20.5% for the three months ended March 31, 2001 from 44.7% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.



      The Program does not hold any market risk sensitive instruments.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

            None.

(b)   Reports on Form 8-K.

            None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              DYCO OIL AND GAS PROGRAM 1978-1 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  May 7, 2001                  By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  May 7, 2001                  By:          /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer