Form 10-Q
period 2001-06-30
DYCO 1978 OIL & GAS PROGRAMS/OLD/
filed 2001-08-08
CIK 215718

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
   June 30, 2001                                  0-8881



                       DYCO OIL AND GAS PROGRAM 1978-1
                           (A LIMITED PARTNERSHIP)
            (Exact Name of Registrant as specified in its charter)



         Minnesota                         41-1343930
(State or other jurisdiction    (I.R.S. Employer Identification
   of incorporation or                       Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                                   (Unaudited)

                                     ASSETS

                                                 June 30,      December 31,
                                                   2001            2000
                                                 ---------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                      $ 55,578        $ 15,709
   Accrued oil and gas sales                        29,063          37,936
                                                  --------        --------
      Total current assets                        $ 84,641        $ 53,645

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                             89,189         104,489

DEFERRED CHARGE                                      2,739           2,739
                                                  --------        --------
                                                  $176,569        $160,873
                                                  ========        ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                               $  1,138        $  1,928
                                                  --------        --------
      Total current liabilities                   $  1,138        $  1,928

ACCRUED LIABILITY                                 $ 23,586        $ 23,586

PARTNERS' CAPITAL:
   General Partner, 24 general
      partner units                               $  1,518        $  1,354
   Limited Partners, issued and
      outstanding, 2,400 Units                     150,327         134,005
                                                  --------        --------
      Total Partners' capital                     $151,845        $135,359
                                                  --------        --------
                                                  $176,569        $160,873
                                                  ========        ========







            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1978-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                 2001              2000
                                               --------          --------

REVENUES:
   Oil and gas sales                            $92,153           $40,984
   Interest                                         748                95
                                                -------           -------
                                                $92,901           $41,079

COSTS AND EXPENSES:
   Oil and gas production                       $ 9,426           $ 1,593
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 10,834             1,337
   General and administrative
      (Note 2)                                    8,258             8,190
                                                -------           -------
                                                $28,518           $11,120
                                                -------           -------

NET INCOME                                      $64,383           $29,959
                                                =======           =======
GENERAL PARTNER (1%) - net income               $   644           $   300
                                                =======           =======
LIMITED PARTNERS (99%) - net income             $63,739           $29,659
                                                =======           =======
NET INCOME PER UNIT                             $ 26.56           $ 12.36
                                                =======           =======
UNITS OUTSTANDING                                 2,424             2,424
                                                =======           =======





            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1978-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                 2001              2000
                                               --------          --------

REVENUES:
   Oil and gas sales                           $170,512           $74,774
   Interest                                       1,068               107
                                               --------           -------
                                               $171,580           $74,881

COSTS AND EXPENSES:
   Oil and gas production                      $ 18,574           $ 9,393
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 15,227             4,921
   General and administrative
      (Note 2)                                   24,333            23,310
                                               --------           -------
                                               $ 58,134           $37,624
                                               --------           -------

NET INCOME                                     $113,446           $37,257
                                               ========           =======
GENERAL PARTNER (1%) - net income              $  1,134           $   373
                                               ========           =======
LIMITED PARTNERS (99%) - net income            $112,312           $36,884
                                               ========           =======
NET INCOME PER UNIT                            $  46.80           $ 15.37
                                               ========           =======
UNITS OUTSTANDING                                 2,424             2,424
                                               ========           =======




            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1978-1 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                   2001            2000
                                                 --------        --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $113,446         $37,257
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 15,227           4,921
      (Increase) decrease in accrued oil
        and gas sales                               8,873        (  7,645)
      Decrease in deferred charge                       -             283
      Decrease in accounts payable              (     790)       (    200)
      Decrease in payable to General
        Partner                                         -        (  5,000)
      Increase in accrued liability                     -           2,680
                                                 --------         -------
   Net cash provided by operating
      activities                                 $136,756         $32,296
                                                 --------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of oil and gas
      properties                                 $     73         $11,543
   Additions to oil and gas properties                  -        (  2,529)
                                                 --------         -------
   Net cash provided by investing
      activities                                 $     73         $ 9,014
                                                 --------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($ 96,960)        $     -
                                                 --------         -------
   Net cash used by financing
      activities                                ($ 96,960)        $     -
                                                 --------         -------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                   $ 39,869         $41,310

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             15,709           2,459
                                                 --------         -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $ 55,578         $43,769
                                                 ========         =======


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1978-1 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheet as of June 30, 2001, statements of operations for the three and six months ended June 30, 2001 and 2000, and statements of cash flows for the six months ended June 30, 2001 and 2000 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1978-1 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2001, results of operations for the three and six months ended June 30, 2001 and 2000, and changes in cash flows for the six months ended June 30, 2001 and 2000 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.


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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended June 30, 2001 and 2000, the Program incurred such expenses totaling $8,258 and $8,190, respectively, of which $7,188 was paid each period to Dyco and its affiliates. During the six months ended June 30, 2001 and 2000, the Program incurred such expenses totaling $24,333 and $23,310, respectively, of which $14,376 was paid each period to Dyco and its affiliates.

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

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Program's gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Gas prices in late 2000 and early 2001 were significantly higher than the Program's historical average. This is attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999. In the last few months spot gas prices have generally declined month to month. It is not possible to accurately predict future pricing direction.

      THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                   2001              2000
                                                  -------           -------
      Oil and gas sales                           $92,153           $40,984
      Oil and gas production expenses             $ 9,426           $ 1,593
      Barrels produced                                 23                61
      Mcf produced                                 29,906            12,725
      Average price/Bbl                           $ 27.48           $ 24.31
      Average price/Mcf                           $  3.06           $  3.10

      As shown in the table above, total oil and gas sales increased $51,169 (124.9%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. Of this increase, approximately $53,000 was related to an increase in volumes of gas sold. Volumes of oil sold decreased 38 barrels, while volumes of gas sold increased 17,181 Mcf for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. The increase in volumes of gas sold was primarily due to a positive prior period volume adjustment made by the purchaser during the three months ended June 30, 2001. Average oil prices increased to $27.48 per barrel for the three months ended June 30, 2001 from $24.31 per barrel for the three months ended June 30, 2000. Average gas prices decreased to $3.06 for the three months ended June 30, 2001 from $3.10 for the three months ended June 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $7,833 (491.7%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This increase was primarily due to (i) a negative prior period lease operating expense adjustment made by the operator on one well during the three months ended June 30, 2000 and (ii) an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 10.2% for the three months ended June 30, 2001 from 3.9% for the three months ended June 30, 2000. This percentage increase was primarily due to the negative prior period lease operating expense adjustment.

      Depreciation, depletion, and amortization of oil and gas properties increased $9,497 (710.3%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This increase was primarily due to (i) a decrease in the gas price used in the valuation of reserves at June 30, 2001 as compared to June 30, 2000 and (ii) the increase in volumes of gas sold. As a percentage of oil and gas sales, this expense increased to 11.8% for the three months ended June 30, 2001 from 3.3% for the three months ended June 30, 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses remained relatively constant for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 9.0% for the three months ended June 30, 2001 from 20.0% for the three months ended June 30, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    2001             2000
                                                  --------          -------
      Oil and gas sales                           $170,512          $74,774
      Oil and gas production expenses             $ 18,574          $ 9,393
      Barrels produced                                  40              106
      Mcf produced                                  41,222           26,507
      Average price/Bbl                           $  27.33          $ 24.87
      Average price/Mcf                           $   4.11          $  2.72

      As shown in the table above, total oil and gas sales increased $95,738 (128.0%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Of this increase, approximately $57,000 was related to an increase in the average price of gas sold and approximately $40,000 was related to an increase in volumes of gas sold. Volumes of oil sold decreased 66 barrels, while volumes of gas sold increased 14,715 Mcf for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The increase in volumes of gas sold was primarily due to a positive prior period volume adjustment made by the purchaser during the six months ended June 30, 2001. Average oil and gas prices increased to $27.33 per barrel and $4.11 per Mcf, respectively, for the six months ended June 30, 2001 from $24.87 per barrel and $2.72 per Mcf, respectively, for the six months ended June 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $9,181 (97.7%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This increase was primarily due to (i) a negative prior period lease operating expense adjustment made by the operator on one well during the six months ended June 30, 2000 and (ii) an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 10.9% for the six months ended June 30, 2001 from 12.6% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $10,306 (209.4%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This increase was primarily due to (i) a decrease in the gas price used in the valuation of reserves at June 30, 2001 as compared to June 30, 2000, (ii) the increase in the average price of gas sold, and (iii) the increase in volumes of gas sold. As a percentage of oil and gas sales, this expense increased to 8.9% for the six months ended June 30, 2001 from 6.6% for the six months ended June 30, 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses increased $1,023 (4.4%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 14.3% for the six months ended June 30, 2001 from 31.2% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

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


                                    DYCO OIL AND GAS PROGRAM 1978-1 LIMITED
                                    PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  August 8, 2001              By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  August 8, 2001              By:          /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer