Form 10-Q
period 2001-09-30
DYCO 1978 OIL & GAS PROGRAMS/OLD/
filed 2001-11-09
CIK 215718

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
 September 30, 2001                                     0-8881



                       DYCO OIL AND GAS PROGRAM 1978-1
                           (A LIMITED PARTNERSHIP)
            (Exact Name of Registrant as specified in its charter)



         Minnesota                         41-1343930
(State or other jurisdiction    (I.R.S. Employer Identification
   of incorporation or                       Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                                   (Unaudited)

                                     ASSETS

                                              September 30,    December 31,
                                                  2001             2000
                                              -------------    ------------

CURRENT ASSETS:
   Cash and cash equivalents                      $ 13,473        $ 15,709
   Accrued oil and gas sales                        19,825          37,936
                                                  --------        --------
      Total current assets                        $ 33,298        $ 53,645

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                             76,424         104,489

DEFERRED CHARGE                                      2,739           2,739
                                                  --------        --------
                                                  $112,461        $160,873
                                                  ========        ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                               $    975        $  1,928
                                                  --------        --------
      Total current liabilities                   $    975        $  1,928

ACCRUED LIABILITY                                 $ 25,725        $ 23,586

PARTNERS' CAPITAL:
   General Partner, 24 general
      partner units                               $    858        $  1,354
   Limited Partners, issued and
      outstanding, 2,400 Units                      84,903         134,005
                                                  --------        --------
      Total Partners' capital                     $ 85,761        $135,359
                                                  --------        --------
                                                  $112,461        $160,873
                                                  ========        ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1978-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                 2001              2000
                                               --------          --------

REVENUES:
   Oil and gas sales                            $36,747           $42,100
   Interest                                         460               503
                                                -------           -------
                                                $37,207           $42,603

COSTS AND EXPENSES:
   Oil and gas production                       $ 8,516           $ 6,707
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 12,658             2,323
   General and administrative
      (Note 2)                                    9,397             9,598
                                                -------           -------
                                                $30,571           $18,628
                                                -------           -------

NET INCOME                                      $ 6,636           $23,975
                                                =======           =======
GENERAL PARTNER (1%) - net income               $    67           $   240
                                                =======           =======
LIMITED PARTNERS (99%) - net income             $ 6,569           $23,735
                                                =======           =======
NET INCOME PER UNIT                             $  2.74           $  9.89
                                                =======           =======
UNITS OUTSTANDING                                 2,424             2,424
                                                =======           =======





            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1978-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                 2001              2000
                                               --------          --------

REVENUES:
   Oil and gas sales                           $207,259          $116,874
   Interest                                       1,528               610
                                               --------          --------
                                               $208,787          $117,484

COSTS AND EXPENSES:
   Oil and gas production                      $ 27,090          $ 16,100
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 27,885             7,244
   General and administrative
      (Note 2)                                   33,730            32,908
                                               --------          --------
                                               $ 88,705          $ 56,252
                                               --------          --------

NET INCOME                                     $120,082          $ 61,232
                                               ========          ========
GENERAL PARTNER (1%) - net income              $  1,201          $    613
                                               ========          ========
LIMITED PARTNERS (99%) - net income            $118,881          $ 60,619
                                               ========          ========
NET INCOME PER UNIT                            $  49.54          $  25.26
                                               ========          ========
UNITS OUTSTANDING                                 2,424             2,424
                                               ========          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1978-1 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                   2001            2000
                                                 --------        --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $120,082         $61,232
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 27,885           7,244
      (Increase) decrease in accrued oil
        and gas sales                              18,111        ( 10,318)
      Decrease in deferred charge                       -             283
      Decrease in accounts payable              (     953)       (    308)
      Decrease in payable to General
        Partner                                         -        (  5,000)
      Increase in accrued liability                 2,139           2,680
                                                 --------         -------
   Net cash provided by operating
      activities                                 $167,264         $55,813
                                                 --------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of oil and gas
      properties                                 $    180         $11,702
   Additions to oil and gas properties                  -        (  2,529)
                                                 --------         -------
   Net cash provided by investing
      activities                                 $    180         $ 9,173
                                                 --------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($169,680)       ($48,480)
                                                 --------         -------
   Net cash used by financing
      activities                                ($169,680)       ($48,480)
                                                 --------         -------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             ($  2,236)        $16,506

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             15,709           2,459
                                                 --------         -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $ 13,473         $18,965
                                                 ========         =======


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1978-1 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheet as of September 30, 2001, statements of operations for the three and nine months ended September 30, 2001 and 2000, and statements of cash flows for the nine months ended September 30, 2001 and 2000 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1978-1 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2001, results of operations for the three and nine months ended September 30, 2001 and 2000, and changes in cash flows for the nine months ended September 30, 2001 and 2000 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.


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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 2001 and 2000, the Program incurred such expenses totaling $9,397 and $9,598, respectively, of which $7,188 was paid each period to Dyco and its affiliates. During the nine months ended September 30, 2001 and 2000, the Program incurred such expenses totaling $33,730 and $32,908, respectively, of which $21,564 was paid each period to Dyco and its affiliates.

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

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Program's gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Gas prices in late 2000 and early 2001 were significantly higher than the Program's historical average. This was attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999. In the last several months, however, spot gas prices have substantially declined. A weakening economy and recent terrorist activities may result in additional downward pricing pressure. It is not possible to accurately predict future pricing direction.

      THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

                                             Three Months Ended September 30,
                                             --------------------------------
                                                   2001              2000
                                                  -------           -------
      Oil and gas sales                           $36,747           $42,100
      Oil and gas production expenses             $ 8,516           $ 6,707
      Barrels produced                                 38                 -
      Mcf produced                                 13,194            10,258
      Average price/Bbl                           $ 25.08           $     -
      Average price/Mcf                           $  2.71           $  4.10

      As shown in the table above, total oil and gas sales decreased $5,353(12.7%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. Of this decrease, approximately $18,000 was related to a decrease in the average price of gas sold. This decrease was partially offset by an increase of approximately $12,000 related to an increase in volumes of gas sold. Volumes of oil and gas sold increased 38 barrels and 2,936 Mcf, respectively, for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. The increase in volumes of gas sold was primarily due to the receipt of an increased percentage of sales on one well during the three months ended September 30, 2001 due to gas balancing. As of the date of this Quarterly Report, management expects the gas balancing adjustment to continue for the foreseeable future, thereby continuing to contribute to an increase in volumes of gas produced. The average oil price was $25.08 per barrel for the three months ended September 30, 2001. Average gas prices decreased to $2.71 per Mcf for the three months ended September 30, 2001 from $4.10 per Mcf for the three months ended September 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $1,809 (27.0%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This increase was primarily due to a negative prior period lease operating expense adjustment made by the operator on one well during the three months ended September 30, 2000. As a percentage of oil and gas sales, these expenses increased to 23.2% for the three months ended September 30, 2001 from 15.9% for the three months ended September 30, 2000. This percentage increase was primarily due to the decrease in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $10,335 (444.9%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This increase was primarily due to a decrease in the gas price used in the valuation of reserves at September 30, 2001 as compared to September 30, 2000. As a percentage of oil and gas sales, this expense increased to 34.4% for the three months ended September 30, 2001 from 5.5% for the three months ended September 30, 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses decreased $201 (2.1%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. As a percentage of oil and gas sales, these expenses increased to 25.6% for the three months ended September 30, 2001 from 22.8% for the three months ended September 30, 2000. This percentage increase was primarily due to the decrease in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                    2001             2000
                                                  --------         --------
      Oil and gas sales                           $207,259         $116,874
      Oil and gas production expenses             $ 27,090         $ 16,100
      Barrels produced                                  78              106
      Mcf produced                                  54,416           36,765
      Average price/Bbl                           $  26.23         $  24.87
      Average price/Mcf                           $   3.77         $   3.11

      As shown in the table above, total oil and gas sales increased $90,385 (77.3%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Of this increase, approximately $55,000 was related to an increase in volumes of gas sold and approximately $36,000 was related to an increase in the average price of gas sold. Volumes of oil sold decreased 28 barrels, while volumes of gas sold increased 17,651 Mcf for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The increase in volumes of gas sold was primarily due to a positive prior period volume adjustment made by the purchaser during the nine months ended September 30, 2001. Average oil and gas prices increased to $26.23 per barrel and $3.77 per Mcf, respectively, for the nine months ended September 30, 2001 from $24.87 per barrel and $3.11 per Mcf, respectively, for the nine months ended September 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $10,990 (68.3%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. This increase was primarily due to (i) a negative prior period lease operating expense adjustment made by the operator on one well during the nine months ended September 30, 2000 and (ii) an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 13.1% for the nine months ended September 30, 2001 from 13.8% for the nine months ended September 30, 2000.

      Depreciation, depletion, and amortization of oil and gas properties increased $20,641 (284.9%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. This increase was primarily due to a decrease in the gas price used in the valuation of reserves at September 30, 2001 as compared to September 30, 2000. As a percentage of oil and gas sales, this expense increased to 13.5% for the nine months ended September 30, 2001 from 6.2% for the nine months ended September 30, 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses increased $822 (2.5%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 16.3% for the nine months ended September 30, 2001 from 28.2% for the nine months ended September 30, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.


      The Program does not hold any market risk sensitive instruments.

      PART II.  OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

      On November 1, 2001 Craig D. Loseke was named Chief Financial Officer of Dyco.


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


                                   DYCO OIL AND GAS PROGRAM 1978-1 LIMITED
                                   PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  November 9, 2001            By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  November 9, 2001           By:          /s/Craig D. Loseke
                                       -------------------------------
                                              (Signature)
                                              Craig D. Loseke
                                              Chief Financial Officer