Form 10-K
period 2001-12-31
DYCO 1978 OIL & GAS PROGRAMS/OLD/
filed 2002-03-20
CIK 215718

FORM 10-K405

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

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

      ITEM 1.     BUSINESS...................................................3
      ITEM 2.     PROPERTIES.................................................7
      ITEM 3.     LEGAL PROCEEDINGS.........................................11
      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS.......12

PART II.....................................................................12

      ITEM 5.     MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP UNITS
                  AND RELATED LIMITED PARTNER MATTERS.......................12
      ITEM 6.     SELECTED FINANCIAL DATA...................................13
      ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................15
      ITEM 7A.    QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..20
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............21
      ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.......................36

PART III....................................................................36

      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........36
      ITEM 11.    EXECUTIVE COMPENSATION....................................37
      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT................................................40
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............40

PART IV.....................................................................42

      ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K...............................................42

SIGNATURES..................................................................44

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

      Dyco currently serves as General Partner of 31 limited partnerships, including the Program. Dyco and Samson Resources Company are wholly-owned subsidiaries of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including Dyco, (collectively, "Samson") are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 2001, Samson owned interests in approximately 14,000 oil and gas wells located in 19 states of the United States and the countries of Canada, Venezuela, and Russia. At December 31, 2001, Samson operated approximately 3,000 oil and gas wells located in 14 states of the United States, as well as Canada, Venezuela, and Russia.

      As a limited partnership, the Program has no officers, directors, or employees. It relies instead on the personnel of Dyco and Samson. As of February 15, 2002, Samson employed approximately 1,000 persons. No employees are covered by collective bargaining agreements, and management believes that Samson provides a sound employee relations environment. For information regarding the executive officers of Dyco, see "Item 10. Directors and Executive Officers of the Registrant."

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


      Significant Customers

      Purchases of gas by El Paso Energy Marketing Company ("El Paso") accounted for approximately 96.8% of the Program's oil and gas sales during the year ended December 31, 2001. In the event of interruption of purchases by this significant customer or the cessation or material change in availability of open-access transportation by the Program's pipeline transporters, the Program may encounter difficulty in marketing its gas and in maintaining historic sales levels. Alternative purchasers or transporters may not be readily available.

      The Program's principal customers for crude oil production are refiners and other companies which have pipeline facilities near the producing properties of the Program. In the event pipeline facilities are not conveniently available to production areas, crude oil is usually trucked by purchasers to storage facilities.

      Competition and Marketing

      The Program's revenues, net income or loss, cash flows, carrying value of oil and gas properties, and amount of oil and gas which can be economically produced depend substantially upon the prevailing prices for oil and gas. Oil and gas prices (and consequently the Program's profitability) depend on a number of factors which are beyond the control of the Partnerships. These factors include worldwide political instability and terrorist activities (especially in oil-producing regions), United Nations export embargoes, the supply and price of foreign imports of oil and gas, the level of consumer product demand (which can be heavily influenced by weather patterns), the level of domestic oil and gas production, government regulations and taxes, the price and availability of alternative fuels, the overall economic environment, and the availability and capacity of transportation and processing facilities. The effect of these factors on future oil and gas industry trends cannot be accurately predicted or anticipated. In addition, the domestic oil and gas industry is highly competitive, with a large number of companies and individuals engaged in the exploration and development of oil and gas properties. Predicting future prices is not possible. Concerning past trends, oil and gas prices in the United States have been highly volatile for many years.

      Over the past ten years average yearly wellhead gas prices have generally been in the $1.50 to $2.50 per Mcf range. Due to unusual supply and demand circumstances gas prices in late 2000 and early 2001 rose to a level not seen since the early 1980s. Recent economic trends and the supply/demand ratio have caused natural gas prices to decline significantly. Substantially all of the Program's gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Program's gas production decreased from approximately $9.23 per Mcf at December 31, 2000 to approximately $2.65 per Mcf at December 31, 2001. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past three years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.25 per barrel. The current oil price range between the mid teens and low twenties is somewhat dependent on production curtailment agreements among major oil producing nations. Prices for the Program's oil production decreased from approximately $23.75 per barrel at December 31, 2000 to approximately $16.75 per barrel at December 31, 2001.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 2001. Due to the many factors and uncertainties discussed above, it is impossible to accurately predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.


      Insurance Coverage

      The Program is subject to all of the risks inherent in the exploration for and production of oil and gas, including blowouts, pollution, fires, and other casualties. The Program maintains insurance coverage as is customary for entities of a similar size engaged in operations similar to that of the Program, but losses can occur from uninsurable risks or in amounts in excess of existing insurance coverage. In particular, many types of pollution and contamination can exist, undiscovered, for long periods of time and can result in substantial environmental liabilities which are not insured. The occurrence of an event which is not fully covered by insurance could have a material adverse effect on the Program's financial condition and results of operations.


ITEM 2.           PROPERTIES

      Well Statistics

      The following table sets forth the numbers of gross and net productive wells of the Program as of December 31, 2001.

                               Well Statistics(1)

                             As of December 31, 2001

            Gross productive wells(2):
                  Oil                                   -
                  Gas                                  12
                                                       --
                        Total                          12

            Net productive wells(3):
                  Oil                                   -
                  Gas                                 .37
                                                      ---
                        Total                         .37

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

      Drilling Activities

      The Program participated in no drilling activities during the year ended December 31, 2001.


      Oil and Gas Production, Revenue, and Price History

      The following table sets forth certain historical information concerning the oil (including condensates) and gas production, net of all royalties, overriding royalties, and other third party interests, of the Program, revenues attributable to such production, and certain price and cost information.


                               Net Production Data

                                               Year Ended December 31,
                                       -------------------------------------
                                         2001          2000           1999
                                       --------      --------       --------
Production:
      Oil (Bbls)(1)                         102            83            263
      Gas (Mcf)(2)                       62,590        89,665         52,504

Oil and gas sales:
      Oil                              $  2,447      $  2,925       $  4,012
      Gas                               221,660       233,879        106,205
                                        -------       -------        -------

         Total                         $224,107      $236,804       $110,217
                                        =======       =======        =======

Total direct operating
   expenses(3)                         $ 38,413      $ 30,357       $ 28,897
                                        =======       =======        =======

Direct operating expenses
   as a percentage of oil
   and gas sales                          17.1%         12.8%          26.2%

Average sales price:
   Per barrel of oil                     $23.99        $35.24         $15.25
   Per Mcf of gas                          3.54          2.61           2.02

Direct operating expenses per
   equivalent Mcf of gas(4)              $  .61        $  .34         $  .53
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


      Proved Reserves and Net Present Value

      The following table sets forth the Program's estimated proved oil and gas reserves and net present value therefrom as of December 31, 2001. The schedule of quantities of proved oil and gas reserves was prepared by Dyco in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). Certain reserve information was reviewed by Ryder Scott Company, L.P. ("Ryder Scott"), an independent petroleum engineering firm. As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Program's proved reserves was calculated on the basis of current costs and prices at December 31, 2001. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. Oil and gas prices at December 31, 2001 were substantially lower than the very high prices in effect on December 31, 2000. This decrease in oil and gas prices has caused the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves, at December 31, 2001 to be significantly lower than what such estimates and values would have been if oil and gas prices remained unchanged from December 31, 2000 to December 31, 2001. The prices used in calculating the net present value attributable to the Program's proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 2001. There can be no assurance that the prices used in calculating the net present value of the Program's proved reserves at December 31, 2001 will actually be realized for such production.

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


                               Proved Reserves and
                                Net Present Value
                              From Proved Reserves

                           As of December 31, 2001 (1)

            Estimated proved reserves:
              Gas (Mcf)                                    363,882
              Oil and liquids (Bbls)                           849

            Net present value
              (discounted at 10% per annum)             $  363,565

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


      Significant Properties

      As of December 31, 2001, the Program's properties consist of 12 gross (.37 net) productive wells. The Program also owns a non-working interest in an additional 12 wells. Affiliates of the Program operate 8 (33%) of its total wells. All of the

Program's properties are located in the Anadarko Basin of western Oklahoma and the Texas panhandle.


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


ITEM 3.           LEGAL PROCEEDINGS

      On February 13, 1998, Walter K. Spurlin L.L.C. filed a lawsuit against Dyco alleging that Dyco amended or terminated certain gas purchase contracts and fraudulently concealed the settlement of these contracts. (Walter K. Spurlin L.L.C., et al. vs. Dyco Petroleum Corporation, CJ-98-3, District Court of Roger Mills County, Oklahoma.) The Plaintiff filed the petition as a class action on behalf of all individuals who leased Oklahoma mineral leases to Dyco which were subject to certain gas purchase contracts. The Plaintiff, a lessor of the Spurlin No. 1-23 well, alleged that Dyco's actions resulted in a breach of the express and implied obligations of the leases and reckless indifference and/or actual fraud on behalf of Dyco. The Plaintiff has not specified the amount of alleged damages. Dyco filed its answer in the matter on April 1, 1998 in which it denied all of the Plaintiff's allegations and asserted a number of affirmative defenses, including failure to state a claim and running of the statute of limitations. Dyco's affirmative defenses also alleged that the Plaintiff's claims were contrary to the Oklahoma Supreme Court's decision in Roye Realty and Developing, Inc. v. Watson, 949 P.2d 1208 (Okla. 1996) and that Dyco acted as a prudent operator and in accordance with the lease terms. A class certification order was entered by the district court on February 25, 2000. Dyco filed an interlocutory appeal of this order which is currently pending before the Oklahoma Supreme Court. The Program had an approximate 8.7% working interest in the Spurlin No. 1-23 well during the periods applicable to this lawsuit.

      Except for the foregoing, to the knowledge of the management of Dyco and the Program, neither Dyco, the Program, nor the Program's properties are subject to any litigation, the results of which would have a material effect on the Program's or Dyco's financial condition or operations.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

      There were no matters submitted to a vote of the Program's limited partners during 2001.


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


                                    Repurchase                 Cash
                                       Price                Distributions
                                    ----------           ----------------


      2000:
         First Quarter                 $140                      $ -
         Second Quarter                 140                        -
         Third Quarter                  180                       20
         Fourth Quarter                 160                       40

      2001:
        First Quarter                  $120                      $ -
         Second Quarter                 120                       40
         Third Quarter                  149                       30
         Fourth Quarter                 119                        -

      2002:
        First Quarter                  $119                      $ -


      As of March 1, 2002, the Program has 2,400 Units outstanding and approximately 700 Limited Partners of record.

ITEM 6.           SELECTED FINANCIAL DATA

      The following table presents selected financial data for the Program. This data should be read in conjunction with the financial statements of the Program, and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."






                                                              December 31,

                                           -----------------------------------------------------------------
                                            2001          2000          1999          1998          1997
                                          --------      --------      --------      --------      ----------
Summary of Operations:

   Oil and gas sales                      $224,107      $236,804     $110,217       $147,260      $329,653
   Total revenues                          225,680       238,276      111,165        149,733       331,988

   Lease operating expenses                 22,470        13,899       21,137         39,941        70,618
   Production taxes                         15,943        16,458        7,760         10,858        23,973
   General and administrative
      expenses                              41,801        41,151       31,268         31,524        33,807
   Depreciation, depletion,
      and amortization of
      oil and gas properties                21,084         7,706       14,073         18,706        44,478

   Net income                              124,382       159,062       36,927         48,704       159,112
      per Unit                               51.31         65.62        15.23          20.09         65.64
   Cash distributions                      169,680       145,440       48,480        230,280       133,320
      per Unit                                  70            60           20             95            55

Summary Balance Sheet Data:
   Total assets                            121,217       160,873      155,839        165,851       357,596
   Partners' capital                        90,061       135,359      121,737        133,290       314,866


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

      General Discussion

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The Program's revenues, net income or loss, cash flows, carrying value of oil and gas properties, and amount of oil and gas which can be economically produced depend substantially upon the prevailing prices for oil and gas. Oil and gas prices (and consequently the Program's profitability) depend on a number of factors which are beyond the
control  of  the  Partnerships.   These  factors  include  worldwide   political
instability and terrorist activities (especially in oil-producing regions), United Nations export embargoes, the supply and price of foreign imports of oil and gas, the level of consumer product demand (which can be heavily influenced by weather patterns), the level of domestic oil and gas production, government regulations and taxes, the price and availability of alternative fuels, the overall economic environment, and the availability and capacity of transportation and processing facilities. The effect of these factors on future oil and gas industry trends cannot be accurately predicted or anticipated. In addition, the domestic oil and gas industry is highly competitive, with a large number of companies and individuals engaged in the exploration and development of oil and gas properties. Predicting future prices is not possible. Concerning past trends, oil and gas prices in the United States have been highly volatile for many years.

      Over the past ten years average yearly wellhead gas prices have generally been in the $1.50 to $2.50 per Mcf range. Due to unusual supply and demand circumstances gas prices in late 2000 and early 2001 rose to a level not seen since the early 1980s. Recent economic trends and the supply/demand ratio have caused natural gas prices to decline significantly. Substantially all of the Program's gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Program's gas production decreased from approximately $9.23 per Mcf at December 31, 2000 to approximately $2.65 per Mcf at December 31, 2001. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past three years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.25 per barrel. The current oil price range between the mid teens and low twenties is somewhat dependent on production curtailment agreements among major oil producing nations. Prices for the Program's oil production decreased from approximately $23.75 per barrel at December 31, 2000 to approximately $16.75 per barrel at December 31, 2001.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 2001. Due to the many factors and uncertainties discussed above, it is impossible to accurately predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

      Results of Operations

                      Year Ended December 31, 2001 Compared
                         to Year Ended December 31, 2000
                      -------------------------------------

      Total oil and gas sales decreased $12,697 (5.4%) in 2001 as compared to 2000. Of this decrease, approximately $71,000 was related to a decrease in volumes of gas sold, which decrease was partially offset by an increase of approximately $58,000 related to an increase in the average price of gas sold. Volumes of oil sold increased 19 barrels, while volumes of gas sold decreased 27,075 Mcf in 2001 as compared to 2000. The decrease in volumes of gas sold was primarily due to positive prior period volume adjustments made by the operators on two wells during 2000. This decrease was partially offset by a positive prior period volume adjustment made by the purchaser on another well during 2001. Average oil prices decreased to $23.99 per barrel in 2001 from $35.24 per barrel in 2000. Average gas prices increased to $3.54 per Mcf in 2001 from $2.61 per Mcf in 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $8,056 (26.5%) in 2001 as compared to 2000. This increase was primarily due to a negative prior period lease operating expense adjustment made by the operator on one well during 2000. As a percentage of oil and gas sales, these expenses increased to 17.1% in 2001 from 12.8% in 2000. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $13,378 (173.6%) in 2001 as compared to 2000. This increase was primarily due to decreases in the oil and gas prices used in the valuation of reserves at December 31, 2001 as compared to December 31, 2000. As a percentage of oil and gas sales, this expense increased to 9.4% in 2001 from 3.3% in 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses increased $650 (1.6%) in 2001 as compared to 2000. As a percentage of oil and gas sales, these expenses increased to 18.7% in 2001 from 17.4% in 2000.


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


      Liquidity and Capital Resources

      Net proceeds from operations less necessary operating capital are distributed to the limited partners on a quarterly basis. See "Item 5. Market for the Registrant's Limited Partnership Units and Related Limited Partner Matters." The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, where methods are employed to permit more efficient recovery of reserves, or where identified developmental drilling or recompletion opportunities are pursued, thereby resulting in a positive economic impact. Assuming 2001 production levels for future years, the Program's proved reserve quantities at December 31, 2001 would have a remaining life of approximately 5.8 years for gas reserves and 8.3 years for oil reserves. These life of reserves estimates are based on the current estimates of remaining oil and gas reserves. See "Item 2. Properties" for a discussion of these reserve estimates.

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


      New Accounting Pronouncements

      Below is a brief description of a Financial Accounting Standard ("FAS") recently issued by the Financial Accounting Standards Board ("FASB") which may have an impact on the Program's future results of operations and financial position.

      In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Program). FAS No. 143 will require the recording of the fair value of liabilities associated with the retirement of long-lived assets (mainly plugging and abandonment costs for the Program's depleted wells), in the period in which the liabilities are incurred (at the time the wells are drilled). Management has not yet determined the effect of adopting this statement on the Program's financial condition or results of operations.


      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Program in 2001. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

      The Program does not hold any market risk sensitive instruments.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                        REPORT OF INDEPENDENT ACCOUNTANTS



TO THE PARTNERS

DYCO OIL AND GAS PROGRAM 1978-1 LIMITED PARTNERSHIP

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital and cash flows present fairly, in all material respects, the financial position of the Dyco Oil and Gas Program 1978-1 Limited Partnership, a Minnesota limited partnership, at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Program's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





                                    PricewaterhouseCoopers LLP







Tulsa, Oklahoma
March 11, 2002

                            DYCO OIL AND GAS PROGRAM
                           1978-1 LIMITED PARTNERSHIP
                                 Balance Sheets
                           December 31, 2001 and 2000

                                     ASSETS
                                     ------
                                                     2001           2000
                                                   --------       --------
CURRENT ASSETS:
   Cash and cash equivalents                       $ 22,219       $ 15,709
   Accrued oil and gas sales                         12,839         37,936
                                                    -------        -------
      Total current assets                         $ 35,058       $ 53,645

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                              83,125        104,489

DEFERRED CHARGE                                       3,034          2,739
                                                    -------        -------
                                                   $121,217       $160,873
                                                    =======        =======

                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------

CURRENT LIABILITIES:
   Accounts payable                                $  1,120       $  1,928
                                                    -------        -------
      Total current liabilities                    $  1,120       $  1,928

ACCRUED LIABILITY                                  $ 30,036       $ 23,586

CONTINGENCY (Note 4)

PARTNERS' CAPITAL:
   General Partner, 24 general
      partner units                                $    901       $  1,354
   Limited Partners, issued and
      outstanding, 2,400 Units                       89,160        134,005
                                                    -------        -------
      Total Partners' capital                      $ 90,061       $135,359
                                                    -------        -------
                                                   $121,217       $160,873
                                                    =======        =======




                     The accompanying notes are an integral
                       part of these financial statements.

                            DYCO OIL AND GAS PROGRAM
                           1978-1 LIMITED PARTNERSHIP
                            Statements of Operations
              For the Years Ended December 31, 2001, 2000, and 1999


                                                2001       2000       1999
                                              --------   --------   --------
REVENUES:
   Oil and gas sales                          $224,107   $236,804   $110,217
   Interest                                      1,573      1,472        948
                                               -------    -------    -------
                                              $225,680   $238,276   $111,165

COSTS AND EXPENSES:
   Lease operating                            $ 22,470   $ 13,899   $ 21,137
   Production taxes                             15,943     16,458      7,760
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                21,084      7,706     14,073
   General and administrative                   41,801     41,151     31,268
                                               -------    -------    -------

                                              $101,298   $ 79,214   $ 74,238
                                               -------    -------    -------

NET INCOME                                    $124,382   $159,062   $ 36,927
                                               =======    =======    =======

GENERAL PARTNER (1%) - NET INCOME             $  1,244   $  1,591   $    369
                                               =======    =======    =======

LIMITED PARTNERS (99%) - NET INCOME           $123,138   $157,471   $ 36,558
                                               =======    =======    =======

NET INCOME per Unit                           $  51.31   $  65.62   $  15.23
                                               =======    =======    =======

UNITS OUTSTANDING                                2,424      2,424      2,424
                                               =======    =======    =======








                     The accompanying notes are an integral
                       part of these financial statements.

                            DYCO OIL AND GAS PROGRAM
                           1978-1 LIMITED PARTNERSHIP
         Statements of Changes in Partners' Capital For the Years Ended
                        December 31, 2001, 2000, and 1999


                                      General       Limited
                                      Partner       Partners        Total
                                      --------     ----------     ----------

Balances at Dec. 31, 1998              $1,333       $131,957       $133,290
   Cash distributions                 (   485)     (  47,995)     (  48,480)
   Net income                             369         36,558         36,927
                                        -----        -------        -------

Balances at Dec. 31, 1999              $1,217       $120,520       $121,737
   Cash distributions                 ( 1,454)     ( 143,986)     ( 145,440)
   Net income                           1,591        157,471        159,062
                                        -----        -------        -------

Balances at Dec. 31, 2000              $1,354       $134,005       $135,359
   Cash distributions                 ( 1,697)     ( 167,983)     ( 169,680)
   Net income                           1,244        123,138        124,382
                                        -----        -------        -------

Balances at Dec. 31, 2001              $  901       $ 89,160       $ 90,061
                                        =====        =======        =======






















                     The accompanying notes are an integral
                       part of these financial statements.

                            DYCO OIL AND GAS PROGRAM
                           1978-1 LIMITED PARTNERSHIP
                            Statements of Cash Flows
              For the Years Ended December 31, 2001, 2000, and 1999


                                              2001       2000       1999
                                            ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                               $124,382   $159,062    $36,927
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil
        and gas properties                    21,084      7,706     14,073
      (Increase) decrease in accrued
        oil and gas sales                     25,097  (  17,626)  (  1,373)
      (Increase) decrease in
        deferred charge                    (     295)     8,962      5,318
      Increase (decrease)in
        accounts payable                   (     808)       410        319
      Increase (decrease)in payable
        to General Partner                       -    (   5,000)     5,000
      Increase (decrease) in
        accrued liability                      6,450  (   3,998)  (  3,778)
                                             -------    -------     ------
   Net cash provided by
      operating activities                  $175,910   $149,516     56,486
                                             -------    -------     ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of
      oil and gas properties                $    280   $ 11,703    $ 1,363
   Additions to oil and gas
      properties                                  -   (   2,529)  ( 31,113)
                                             -------    -------     ------
   Net cash provided (used) by
      investing activities                  $    280   $  9,174   ($29,750)
                                             -------    -------     ------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                      ($169,680) ($145,440)  ($48,480)
                                             -------    -------     ------
   Net cash used by financing
      activities                           ($169,680) ($145,440)  ($48,480)
                                             -------    -------     ------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                $  6,510  $  13,250   ($21,744)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                        15,709      2,459     24,203
                                             -------    -------     ------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                             $ 22,219  $  15,709    $ 2,459
                                             =======    =======     ======







































              The accompanying notes are an integral part of these
                              financial statements.

               DYCO OIL AND GAS PROGRAM 1978-1 LIMITED PARTNERSHIP
                          Notes to Financial Statements
              For the Years Ended December 31, 2001, 2000, and 1999


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Nature of Operations

            The Dyco Oil and Gas Program 1978-1 Limited Partnership (the "Program"), a Minnesota limited partnership, commenced operations on April 1, 1978. Dyco Petroleum Corporation ("Dyco") is the General Partner of the Program. Affiliates of Dyco owned 1,261 (52.5%) of the Program's Units at December 31, 2001.

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

      Oil and Gas Properties

            Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized. Capitalized costs are depleted on a gross revenue method using estimates of proved reserves. The full cost amortization rates per equivalent Mcf of gas produced during the years ended December 31, 2001, 2000, and 1999, were $0.33, $0.09, and $0.26, respectively. The Program's calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission ("SEC")) the excess is charged to expense in the year during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.


      Deferred Charge

            The Deferred Charge at December 31, 2001 and 2000 represents costs deferred for lease operating expenses incurred in connection with the
      Program's underproduced gas imbalance positions. The rate used in calculating the deferred charge is the average production costs per Mcf during the period the underproduction occurred. At December 31, 2001, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production on these wells by 9,444 Mcf, resulting in prepaid lease operating expenses of $3,034. At December 31, 2000, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production on these wells by 8,526 Mcf, resulting in prepaid lease operating expenses of $2,739.


      Accrued Liability

            The Accrued Liability at December 31, 2001 and 2000 represents charges accrued for lease operating expenses incurred in connection with the Program's overproduced gas imbalance positions. The rate used in calculating the accrued liability is the average production costs per Mcf during the period the overproduction occurred. At December 31, 2001, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production on these wells by 93,482 Mcf, resulting in accrued lease operating expenses of $30,036. At December 31, 2000, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production on these wells by 73,408 Mcf, resulting in accrued lease operating expenses of $23,586.

      Oil and Gas Sales and Gas Imbalance Payable

            The Program's oil and condensate production is sold, title passed, and revenue recognized at or near the Program's wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program's interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program's interest in gas reserves. During such times as the Program's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Program's share of estimated total gas reserves underlying the property at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices received for the volumes at the time the overproduction occurred. No such liability was recorded at December 31, 2001 or December 31, 2000.


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


      New Accounting Pronouncements

            Below is a brief description of a Financial Accounting Standard ("FAS") recently issued by the Financial Accounting Standards Board ("FASB") which may have an impact on the Program's future results of operations and financial position.

            In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Program). FAS No. 143 will require the recording of the fair value of liabilities associated with the retirement of long-lived assets (mainly plugging and abandonment costs for the Program's depleted wells), in the period in which the liabilities are incurred (at the time the wells are drilled). Management has not yet determined the effect of adopting this statement on the Program's financial condition or results of operations.


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

            Under  the  terms of the  Program  Agreement,  Dyco is  entitled  to receive a reimbursement for all direct expenses and general and administrative, geological, and engineering expenses it incurs on behalf of the Program. During the years ended December 31, 2001, 2000, and 1999, such expenses totaled $41,801, $41,151, and $31,268, respectively, of which $28,752, $28,752, and $24,876, respectively, were paid each year to Dyco and its affiliates.

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


3.    MAJOR CUSTOMERS

            The following purchaser individually accounted for 10% or more of the combined oil and gas sales of the Program for the years ended December 31, 2001, 2000, and 1999:

            Purchaser                   2001       2000     1999
            ---------                   -----      -----    -----

            El Paso Energy
              Marketing Company         96.8%      94.9%    92.1%

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

      Capitalized Costs

            The  Program's  capitalized  costs  and  accumulated   depreciation,
      depletion, amortization, and valuation allowance at December 31, 2001 and 2000 were as follows:

                                                   December 31,
                                         -------------------------------
                                             2001              2000
                                         -------------     -------------

      Proved properties                   $14,956,646       $14,956,926

      Less accumulated depre-
         ciation, depletion,
         amortization, and
         valuation allowance             ( 14,873,521)     ( 14,852,437)
                                           ----------        ----------

      Net oil and gas properties          $    83,125       $   104,489
                                           ==========        ==========

      Costs Incurred

            The Program incurred no oil and gas property exploration costs during 2001, 2000, and 1999. Costs incurred by the Program in connection with its oil and gas property acquisition (purchase of reserves) and development activities during 2001, 2000, and 1999, were as follows:

                                                   December 31,
                                          ------------------------------
                                           2001         2000       1999
                                          ------      -------     ------

      Acquisition costs                   $  -        $   -       $24,413
      Development costs                      -         2,529        6,700


      Quantities of Proved Oil and Gas Reserves - Unaudited

            Set forth below is a summary of the changes in the net quantities of the Program's proved crude oil and gas reserves for the years ended December 31, 2001, 2000, and 1999. Proved reserves were estimated by petroleum engineers employed by affiliates of Dyco. Certain reserve information was reviewed by Ryder Scott Company, L.P., an independent petroleum engineering firm. All of the Program's reserves are located in the United States. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve information prepared by Dyco and reviewed by Ryder Scott.






                                            2001                    2000                     1999
                                    --------------------     -------------------      -------------------
                                      Oil          Gas         Oil          Gas         Oil          Gas
                                    (Bbls)        (Mcf)      (Bbls)        (Mcf)      (Bbls)        (Mcf)
                                    -------     ---------    -------   ---------      -------   ---------

Proved reserves,
   beginning of year                  756        354,028      1,160     458,894        1,010     444,604

Revisions of previous
   estimates                          195         72,444         76      36,288          413      46,380

Purchase of reserves                   -             -           -          -             -       20,414

Sales of reserves                      -             -       (  397)   ( 51,489)          -          -

Production                           (102)      ( 62,590)    (   83)   ( 89,665)      (  263)   ( 52,504)
                                      ---        -------      -----     -------        -----      -------

Proved reserves,
   end of year                        849        363,882        756     354,028        1,160     458,894
                                      ===        =======      =====     =======        =====      =======

Proved developed reserves:
   Beginning of year                  756        354,028      1,160     458,894        1,010     444,604
                                      ---        -------      -----     -------        -----     -------

   End of year                        849        363,882        756     354,028        1,160     458,894
                                      ===        =======      =====     =======        =====     =======


            The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The Program's estimated remaining reserves as of December 31, 2001 were determined using oil and gas prices of $16.40 per barrel and $2.39 per Mcf, respectively.


6.    QUARTERLY FINANCIAL DATA (Unaudited)

      Summarized unaudited quarterly financial data for 2001 and 2000 are as follows:




                                           Dyco 78-1 Program
                                           -----------------

                                                          2001

                              ---------------------------------------------------------------
                                First            Second            Third            Fourth
                               Quarter           Quarter          Quarter          Quarter(2)
                              ---------         ---------        ---------         ----------

Total Revenues                 $78,679           $92,901          $37,207           $ 16,893
Gross Profit (1)                69,531            83,475           28,691              5,570
Net Income                      49,063            64,383            6,636              4,300
Limited Partners'
   Net Income
   Per Unit                      20.24             26.56             2.74               1.77

                                                          2000

                              --------------------------------------------------------------
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

------------------

(1)   Total revenues less oil and gas production expenses.
(2) Gross profit as a percentage of total revenues decreased for the fourth quarter due to
   (i) a decrease in volumes of gas sold and (ii) a decrease in gas prices.


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

            NAME             AGE             POSITION WITH DYCO
      ----------------       ---      ------------------------------
      Dennis R. Neill        50       President and Director

      Craig D. Loseke        33       Chief Financial Officer

      Judy K. Fox            51       Secretary

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

      Craig D. Loseke joined Samson in 1990 and was named Chief Financial Officer of Dyco on November 15, 2001. He received a Bachelor of Science in Accounting and a Master of Business Administration from the University of Tulsa. He is a Certified Public Accountant and Certified Management Accountant. Mr. Loseke also serves as Vice President of Financial and Operational Reporting of Samson Investment Company.

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


      Section 16(a) Beneficial Ownership Reporting Compliance

      To the best knowledge of the Program and Dyco, there were no officers, directors, or ten percent owners who were delinquent filers during 2001 of reports required under Section 16(a) of the Securities and Exchange Act of 1934.


ITEM 11.    EXECUTIVE COMPENSATION

      The Program is a limited partnership and, therefore, has no officers or directors. The following table summarizes the amounts paid by the Program as compensation and reimbursements to Dyco and its affiliates for the three years ended December 31, 2001:


              Compensation/Reimbursement to Dyco and its affiliates
                       Three Years Ended December 31, 2001

Type of Compensation/Reimbursement(1)                     Expense
-------------------------------------          -----------------------------
                                                 2001       2000      1999
                                               --------    -------   -------
Compensation:
   Operations                                     (2)        (2)       (2)

Reimbursements:
   General and Administrative,
      Geological, and Engineering
      Expenses and Direct Expenses(3)          $28,752     $28,752   $24,876
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

      As noted in the Compensation/Reimbursement Table above, the directors, officers, and employees of Dyco and their affiliates receive no direct remuneration from the Program for their services. However, to the extent such services represent direct involvement with the Program, as opposed to general corporate functions, such persons' salaries are allocated to and reimbursed by the Program. Such allocation to the Program's general and administrative, geological, and engineering expenses of the salaries of directors, officers, and employees of Dyco and its affiliates is based on internal records maintained by Dyco and its affiliates, and represents investor relations, legal, accounting, data processing, management, gas marketing, and other functions directly attributable to the Program's operations. When actual costs incurred benefit other partnerships and affiliates, the allocation of costs is based on the relationship of the Program's reserves to the total reserves owned by all partnerships and reserves. The following table indicates the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of Dyco and its affiliates for the three years ended December 31, 2001:





                                                Salary Reimbursements
                                  Three Years Ended December 31, 2001

                                                            Long Term Compensation
                                                       ----------------------------------
                            Annual Compensation                Awards             Payouts
                        ----------------------------   -----------------------    -------
                                                                       Securi-
                                                Other                   ties                  All
     Name                                       Annual    Restricted    Under-                Other
      and                                       Compen-     Stock       lying       LTIP     Compen-
   Principal               Salary      Bonus    sation     Award(s)    Options/    Payouts   sation
   Position        Year      ($)        ($)       ($)        ($)        SARs(#)      ($)       ($)
---------------    ----    -------    -------   -------   ----------   --------    -------   -------

Dennis R. Neill,
President(1)       1999       -          -         -          -           -           -         -
                   2000       -          -         -          -           -           -         -
                   2001       -          -         -          -           -           -         -

All Executive
Officers,
Directors,
and Employees
as a group(2)      1999    $15,194       -         -          -           -           -        -
                   2000    $17,064       -         -          -           -           -        -
                   2001    $15,963       -         -          -           -           -        -

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


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as to the beneficial ownership of the Program's Units as of March 1, 2002 by each beneficial owner of more than 5% of the issued and outstanding Units and by the directors, officers, and affiliates of Dyco. The address of each of such persons is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.


                                                Number of Units
                                                  Beneficially
                                                 Owned (Percent
 Beneficial Owner                                of Outstanding)
-------------------------------                 -----------------

Samson Resources Company                          1,263    (52.6%)

All directors, officers, and
   affiliates of Dyco as a group
   and Dyco (5 persons)                           1,263    (52.6%)

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

      Samson Resources Company, an affiliate of Dyco, ("Resources") owns approximately 53% of the Program's outstanding Units as of March 1, 2002, making the Program a 50% subsidiary of Resources. The Program Agreement permits Resources to independently vote its Units. Resources' majority Unit ownership will determine the outcome of any matter submitted for a vote of the Limited Partners.

                                    PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)   Financial   Statements,   Financial   Statement   Schedules,   and
            Exhibits.

            (1) Financial Statements: The following financial statements for the Program as of December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000, and 1999 are filed as part of this report:

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


                  ------------------
                  *  Filed herewith.


      (b)   Reports on Form 8-K filed during the fourth quarter of 2001:

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

                                    DYCO OIL AND GAS PROGRAM 1978-1
                                    LIMITED PARTNERSHIP

                                    By:   DYCO PETROLEUM CORPORATION
                                          General Partner

                                          March 20, 2002


                                    By:   //s//Dennis R. Neil
                                          ------------------------------
                                          Dennis R. Neill
                                          President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:    //ss//Dennis R. Neil         President and           March 20, 2002
      -------------------           Director (Principal
          Dennis R. Neill           Executive Officer)

      //ss//Craig D. Loseke         Chief Financial         March 20, 2002
      -------------------           Officer (Principal
          Craig D. Loseke           Financial and
                                    Accounting Officer)

      //ss//Judy K. Fox             Secretary               March 20, 2002
      -------------------
          Judy K. Fox

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